Form 10KSB40
period 1998-12-31
SUMMIT LIFE CORP
filed 1999-03-31
CIK 924963

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________________ to

                          __________________________.


For the Fiscal Year Ended December 31, 1998                             Commission File Number 000-25253


                            SUMMIT LIFE CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)


    OKLAHOMA                                                               73-1448244
    --------                                                               ----------
(State or other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                                           Identification No.)


3021 Epperly Dr., P.O. Box 15808, Oklahoma City, Oklahoma                    73155
---------------------------------------------------------                    -----
(Address of principal executive offices)                                  (Zip Code)


      Registrant's telephone number, including area code:  (405) 677-0781


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: common stock, $.01 par value per share
  (Title of Class)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes       No  X
                                      ---       ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X
                    ---


Registrant's revenues for its most recent fiscal year were $756,324.

As of March 25, 1999, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $3,498,045.

As of March 25, 1999, there were 2,199,481 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                ---     ---

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                                  FORM 10-KSB

                               TABLE OF CONTENTS



Item     PART I                                                                                      Page

1.       Description of Business...............................................................        1

2.       Description of Property...............................................................       10

3.       Legal Proceedings.....................................................................       10

4.       Submission of Matters to a Vote of Security Holders...................................       10


         PART II

5.       Market for Common Equity and Related Stockholder Matters..............................       11

6.       Management's Discussion and Analysis of Financial Condition and Results of Operation..       13

7.       Financial Statements..................................................................       19

8.       Changes In and Disagreements With Accountants on Accounting and Financial
         Disclosure............................................................................       19


         PART III

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With                19
         Section 16(a) of the Exchange Act.....................................................

10.      Executive Compensation................................................................       19

11.      Security Ownership of Certain Beneficial Owners and Management........................       19

12.      Certain Relationships and Related Transactions........................................       19

13.      Exhibits and Reports on Form 8-K......................................................       19

         Signatures............................................................................       21

         Financial Statements..................................................................       Appendix A

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed under "ITEM 6-- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and elsewhere in this REPORT. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General

     Summit Life Corporation, an Oklahoma corporation formed in 1994 (the "Company"), specializes in various segments of the insurance and financial services industry. Through its four operating subsidiaries, the Company offers individual life insurance and annuity products in the states of Louisiana, Oklahoma and Texas. Additionally, although the Company's primary focus is its life insurance operations, it also provides residential mortgage loan processing services to individuals and financing to medical accounts receivable factoring entities.

     The Company's growth to date has been fueled primarily through acquisitions. In September 1994, the Company made its first acquisition, of Edmond National Life Insurance Company (renamed Summit Life and Annuity Company after the acquisition), an Oklahoma-domiciled life insurance company. Since then, the Company has continued to expand in both territory and product line, now offering annuities and life insurance in Texas and Oklahoma and life insurance only in Louisiana. The Company's premiums and deposits have increased from $25,000 in 1994 to over $600,000 in 1998, with assets growing from $1,032,000 in 1994 to approximately $8,400,000 at December 31, 1998. See "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION." According to A.M. Best (Best's Review January 1998), in 1996 industry-wide individual annuity direct premiums and fund deposits, similar to those offered by the Company, totaled over $85 billion, and represented approximately 25% of overall premium dollars. The Company believes that this niche of the insurance industry will continue to grow as a percentage of total premium dollars and that this growth, coupled with the current consolidation of the insurance industry, presents the Company with good opportunities to achieve its operating strategy and make profitable acquisitions.

     The Company's operating strategy is to continue to make acquisitions of small, marginally profitable or unprofitable insurance companies, consolidate and streamline the administrative functions of these small companies, improve their investment yields through active asset management in a centralized investment operation and eliminate their unprofitable products and distribution channels. The Company believes that it is particularly well suited to make such acquisitions and to capitalize on the cost savings that can be realized by consolidating the administrative functions of the acquired companies.

     As of December 31, 1998, the Company had approximately 648 life insurance policies and annuity contracts outstanding and individual life insurance in force of approximately $23 million. As of December 31, 1998, the Company had total assets of approximately $8.4 million and total stockholders' equity of approximately $777,000.

History

          The Company was formed in 1994 and, through funds obtained through a private placement, acquired Edmond National Life Insurance Company (renamed Summit Life and Annuity Company after the acquisition ("SLAC"), an Oklahoma-domiciled life insurance company, in September 1994 for cash consideration of $435,000. Family Benefit Life Insurance Company, a Texas corporation ("FBLIC"), was acquired by the Company in October 1995 for cash consideration of $165,000.

     In December 1994, the Company formed Equity Mortgage Services, Inc., an Oklahoma corporation ("EMSI"), to acquire the assets of Equity National Mortgage Company. EMSI, which acted as a mortgage loan wholesaler, was merged with and into the Company in 1997. In December 1998, the Company adopted a plan to sell the mortgage services segment to an officer of the Company in exchange for a $10,000 note receivable. See "ITEM 12CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Recent Events

     In January 1998, the Company acquired Benefit Capital Life Insurance Company, a Louisiana corporation ("BCLIC") in exchange for 100,000 shares of common stock, in a business combination accounted for as a purchase. Because the Company's common stock was not traded, its fair value was not reliably measurable. Therefore, the cost of the BCLIC acquisition was estimated to be equal to the fair values of BCLIC's assets and liabilities. On such basis, the total cost of the acquisition was approximately $998,000.

     In January 1999, the Company acquired Great Midwest Life Insurance Company, a Texas life insurance company ("GMLIC"), for an aggregate purchase price of $939,000. Of such purchase price, cash of $607,193 was paid to seven of the eight shareholders of GMLIC; with the eighth shareholder receiving a promissory note for a principal amount of $331,807, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company funded $350,000 of the cash portion of the purchase price with a loan from BancFirst, Oklahoma City.

     On January 11, 1999, a registration statement relating to a $5 million public offering of the Company's common stock was declared effective by the Securities and Exchange Commission. In accordance with the terms of the offering, the Company escrowed offering proceeds with UMB Oklahoma Bank, National Association, until the minimum offering of $700,000 had been obtained. On March 22, 1999, a total of $724,000 was released to the Company. Pursuant to the registration statement, the Company may continue its offering until October 31, 1999, or elect to terminate the offering at any time prior to such date and at less than the maximum offering. In no event, however, will the Offering extend beyond October 31, 1999. The Company plans to use a portion of the proceeds of the offering to repay the bank borrowing of $350,000 described above.

Operations

Insurance Products

     General

     Through its insurance subsidiaries, the Company offers a portfolio of permanent and term life products as well as flexible premium and single premium annuities designed to meet the needs of its customers for supplemental retirement income, estate planning and protection from unexpected death. The target market is middle income individuals, families and small businesses throughout its marketing territory. The Company's business strategy with respect to its insurance business is to continue to expand its marketing territory through subsidiary growth and/or company acquisition, and to increase shareholder value by managing certain operating fundamentals inherent to the insurance business. The Company intends to utilize these operating fundamentals to differentiate its products by maintaining its position as a low-cost producer that provides high-value products to its life insurance and annuity customers, while also providing superior service to both agents and customers. In addition, the Company intends to continue to seek new business opportunities through mergers, acquisitions and strategic alliances.

     The Company has realized very low entry costs in its purchases of small insurance companies. The Company minimizes operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies. The operations performed by the Company include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance and asset management. The Company believes that it is currently utilizing less than 10% of its information technology systems capability in the administration of these back office operations.

     Factors Affecting Insurance Operations

     The Company believes that its operating performance is significantly impacted by four basic elements: (i) mortality, (ii) persistency, (iii) operating expenses, and (iv) investment yield. The Company believes that its results for each of these four basic elements for the last several years have been good.

     The Company believes its conservative risk selection practices and its disciplined field underwriting have resulted in the Company realizing favorable mortality experience for the last several years. See "Insurance Underwriting." The Company fully underwrites each regular application and has no group underwriting and maintains very little guaranteed issue business.

     The Company has consistently achieved favorable persistency on its life insurance products (i.e., lower lapse rates). This high persistency has been achieved by providing quality service to its policyholders, incentives to agents by, among other things, grading production bonuses by actual persistency, paying persistency bonuses, awarding recognition for both agency and agent persistency achievements, and monitoring agency persistency on a quarterly and annual basis. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 1997 and 1998, the Company's lapse ratio on ordinary business was 1% and 4%, respectively.

     The Company has aggressively managed its cost structure, while realizing certain operating efficiencies from minimal personnel and reduced data processing costs as a result of the various acquisitions it has effected since 1994. Other factors contributing to the Company's lower cost structure include:
(i) a flat organizational structure which allows the Company to be responsive to changing business conditions; (ii) the location of the Company in a geographic area which provides lower cost operations than found in many other areas of the country; (iii) a well-trained, experienced workforce; and (iv) efficient use of technology.

     The Company has maintained competitive portfolio yields, while at the same time maintaining a conservative approach with respect to its investment criteria. Ultimately, the Company's objective with respect to its insurance operations is to price each of its products to earn an adequate margin between the return to the policyholder and the return earned by the Company on its investments. To the extent that the Company is able to realize higher portfolio yields on its investments, it will be in a position to offer more attractive pricing on its insurance products.

     Fixed Rate Annuities

     Annuities are long term savings vehicles that are particularly attractive to customers over the age of 50 who are or may be planning for retirement and seek a secure, tax deferred savings product. The individual annuity business is a growing segment of the savings and retirement market and among the fastest growing segments of the life insurance industry. Annuity products currently enjoy an advantage over certain other retirement savings products, because the payment of federal income taxes on interest credited on annuity policies is deferred during the investment accumulation period.

     The Company and its subsidiaries market, issue and administer a variety of fixed rate deferred annuity products, including single premium and flexible premium deferred annuities. In a fixed rate deferred annuity, the insurance company assumes the risk of interest fluctuations and pays a minimum fixed rate of interest, usually 3% to 4% per year, with an excess amount payable based on investment yields of its investment portfolio. Single premium deferred annuities (`SPDAs'), in general, are savings vehicles in which the policyholder makes a single premium payment to an insurance company. The insurance company credits the account of the annuitant with earnings at an interest rate (the "crediting rate"), which is declared by the insurance company from time to time and may exceed but may not be lower than any contractually guaranteed minimum crediting rate. All of the Company's annuities have a minimum guaranteed crediting rate. The Company also offers flexible premium deferred annuities ("FPDAs"). FPDAs are deferred annuities in which the policyholder may elect to make more than one premium payment. The Company currently does not offer variable annuity products.

     The Company periodically establishes an interest crediting rate for its new annuity policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. The Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate at its discretion, although historically such adjustments have generally been made on a quarterly basis. In establishing renewal crediting rates, the Company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the Company's in force annuity policies ranged from 5.15% to 7.15% at December 31, 1998. All of the Company's annuity products have minimum guaranteed crediting rates of 3.0% for the life of the policy. At December 31, 1998, more than 60% of the Company's in force annuity policies are beyond the initial crediting rate period.

     Certain of the Company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 1% to 3%. The bonus and the base crediting rates are fully disclosed in the annuity contract. The Company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the Company for lost investment opportunities and costs if policies are withdrawn early. Certain of the Company's deferred annuity contracts provide for penalty free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with the majority of such policies being issued with a surrender charge period of more than seven years. The average length of the surrender period on the Company's deferred annuity policies issued during 1998 was eight years. The initial surrender charge on annuity policies generally is 8% of the premium and decreases over the surrender charge period (of up to nine years). At December 31, 1998, 80% of the Company's annuity liabilities were subject to a surrender charge of 6% or more.

     Tax Qualified Annuities

     General. The Company also markets tax qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 ("TSAs") to employees of public schools and certain other tax exempt organizations. Teachers, school employees and employees of other tax exempt organizations purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the Company's other annuity products. Therefore, the Company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket who have longer to accumulate before retirement, such as combining a more competitive crediting interest rate offset with a longer surrender charge period. The Company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an ongoing source of premium renewals. Additionally, because of their tax features and transfer restrictions, TSAs are less likely to be surrendered, making them a more stable and dependable source of profits for the Company. In addition to TSAs, the Company also sells other tax qualified retirement annuities such as Individual Retirement Annuities and other Employee Pension type programs. Tax qualified retirement annuity values totaled almost $1,300,000 or approximately 27% of the total annuities sold by the Company since inception.

     Favorable Tax Treatment. Under the Internal Revenue Code ("Code"), income taxes otherwise payable on investment earnings are deferred on earnings unpaid during the accumulation period of certain life insurance and annuity policies. This favorable tax treatment may give the Company's annuity policies a competitive advantage over other investment or savings vehicles that do not offer this benefit. To the extent that the Code may be revised to eliminate or reduce the tax deferred status of life deferred payment annuity products, or to establish a tax deferred status to any competing policies, the Company's competitive advantage may be adversely affected.

     Traditional Life Insurance

     Term Life. The Company's subsidiaries offer a low cost 10 year level term life insurance product with level premiums for periods of ten years and an annually renewable level term product which provides for increasing premiums in five year durations, both utilizing a low indeterminate premium structure afforded to it by its primary reinsurance company. The Company generally retains a small fixed portion of the insurance risk then sells or cedes a portion of its risks to its reinsurer, who in turn pays an additional allowance or commission to the Company. This allows the Company to lay off its risk and continue to grow its premium revenues and surplus. These term products are designed for and sold to individuals ages 20 through 60 and terminates at age
70. While term life normally is bought very inexpensively by consumers, it also is priced by companies using historical data that illustrates certain of these coverages, when using adequate reinsurance, will not result in adverse claims.

     Whole Life. The Company's subsidiaries market low cost guaranteed premium products in which premiums are payable for the life of the insured and insurance protection (upon certain conditions being met) is afforded for the insured's lifetime. The premium paid for such whole life policies is generally higher than the premium for comparable amounts of term insurance in the policy's early years but is generally lower in the later years of the policies life. The policyholder may borrow against the policy provided there is sufficient cash values at a rate that is comparable or lower than other conventional lending sources. The Company generally holds all cash values and if a death occurs it pays death claims then collects from the reinsurer to recover the excess of its retention limits and benefits paid.

     Beginning January 13, 1999, the life insurance products of the Company include the permanent products offered by GMLIC. In addition to traditional permanent products, GMLIC offers a graded benefit life product which is offered on an individual basis, primarily to persons age 40 to 85 and in amounts of $1,000 to $5,000, without evidence of insurability. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.

     Insurance Underwriting

     The Company follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. The Company has professional underwriters who evaluate policy applications on the basis of information provided by applicants and others. Management believes that its actual mortality results compare favorably to those of others in the industry. The Company believes that its favorable mortality results are attributable to, among other things, the geographic location of its customer base in rural and suburban areas (as opposed to urban areas), as well as its consistent application of appropriate underwriting criteria to the processing of new customer applications.

     Reinsurance

     Consistent with the general practice of the life insurance industry, the Company's subsidiaries reinsure portions of the coverage provided by their insurance products with other insurance companies under agreements of indemnity reinsurance.

     Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to numerous reinsurers, and the Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

     As of December 31, 1998, the policy risk retention limit of the Company's subsidiaries on the life of any one individual did not exceed $10,000; reinsurance ceded by the Company's subsidiaries represented 70% of gross combined life insurance in force. At December 31, 1998, the Company's largest reinsurer, Optimum Re, accounted for approximately 59% of the $23 million of total insurance in force.

Mortgage Loan Processing Services

     During 1998, the Company conducted limited activities as a mortgage broker. Pursuant to such activities, the Company performed the marketing and sourcing functions of mortgage loan origination, while unaffiliated, third-party mortgage lending companies actually funded the mortgage loans and performed the underwriting function. The Company's loan origination activities were originally conducted through EMSI, which was merged with and into the Company in 1997. In December 1998, the Company discontinued all such operations, and in January 1999 it sold the mortgage services segment to an officer of the Company in exchange for a $10,000 note receivable. See "ITEM 12--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Medical Receivable Financing

     The Company also provides financing to medical receivable factoring entities. Medical receivables factoring involves the purchase of accounts receivable from doctors, hospitals, and other health care organizations. These accounts receivable are due from major insurance companies, and are purchased by factoring entities which specialize in the making of such investments, at prices equal to some discounted percentage of their face amount. The Company only makes secured loans to such factoring entities, which are collateralized by the medical accounts receivable. Medical receivables factoring is a specialty type of financing which provides high yields and requires specialized expertise and systems. The Company considers the market for this type of financing to be relatively broad, and to extend beyond the local markets served by the Company's life insurance and mortgage services operations.

Investments

     Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's total revenues. Upon the purchase by a policyholder of an annuity or life contract and payment of the premium, the policy is issued and delivered to the new policyholder. The funds are then invested as the Company determines based on certain guidelines including those set by the national association of insurance commissioners ("NAIC") as to the percentage of investment that are placed in any one category of investments. The Company has historically invested a majority of its available assets in securities that are issued, secured, guaranteed or backed by federal, state or local governments, their agencies or instrumentalities.

     Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed as often as quarterly, after their first year, changes in credited rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 1998, the average gross yield of the Company's invested assets was approximately 8.7% and the average credited rate was 6.2%.

     The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 1998, the adjusted modified duration of debt securities and short-term investments was 6.0 years. At December 31, 1998, the duration of the Company's insurance liabilities was 7.0 years.

     For information regarding the composition and diversification of the investment portfolio of the Company, subsidiaries, see Note B to the Company's Consolidated Financial Statements.

Acquisitions and Consolidations

General

     The Company's operating strategy is to continue to make acquisitions of small, marginally profitable or unprofitable insurance companies, consolidate and streamline the administrative functions of these small companies, improve their investment yields through active asset management by a centralized investment operation and eliminate their unprofitable products and distribution channels. Because of their small size, such companies are often overlooked as potential acquisition candidates. The Company believes that it is particularly well suited to make such acquisitions and to capitalize on the cost savings which can be realized by consolidating the administrative functions of the acquired companies. The Company plans to use a portion of the proceeds of its initial public Offering to pursue more small company acquisitions and purchases of profitable blocks of business.

     Since 1994, the Company has acquired four life insurance companies. The Company intends to continue its strategy of pursuing similar acquisitions of blocks of insurance business and small insurance companies and other insurance-related opportunities. Management believes that such acquisitions will lower unit costs by increasing the number of policies and the amount of premiums over which fixed expenses are spread.

Historical Acquisitions

     The Company's growth to date has been fueled primarily through acquisitions. In September 1994, the Company made its first acquisition, of Edmond National Life Insurance Company (now SLAC), an Oklahoma-domiciled life insurance company. Since then, the Company has continued to expand in both territory and product line, now offering annuities and life insurance in Texas and Oklahoma and life insurance only in Louisiana. The Company's premiums and deposits have increased from $25,000 in 1994 to over $600,000 in 1998, with assets growing from $1,032,000 in 1994 to approximately $8,400,000 at December 31, 1998. According to A.M. Best (Best's Review January 1998), in 1996 industry-wide individual annuity direct premiums and fund deposits, similar to those offered by the Company, totaled over $85 billion, and represented approximately 25% of overall premium dollars. The Company believes that this niche of the insurance industry will continue to grow as a percentage of total premium dollars and that this growth, coupled with the current consolidation of the insurance industry, presents the Company with good opportunities to achieve its operating strategy and make profitable acquisitions.

Targeted Future Acquisitions

     The Company has typically sought companies that are underdeveloped, overly burdened with expenses or owned by financially troubled companies. The Company believes that the small insurance company marketplace is highly fragmented and faces numerous hurdles to its survival and growth over the coming years. Some of those hurdles include the Year 2000 problem, need for additional capital and surplus due to the changing regulatory environment and lack of sufficient exit strategies for owners of small, closely-held companies. The Company believes that these factors have created acquisition opportunities often overlooked by the large insurance companies. The Company intends to capitalize on these opportunities as it continues to execute its growth plans. At the date of this Report, the Company has no agreements, understandings or arrangements with respect to any other acquisition at this time.

Employees

     As of December 31, 1998, the Company had six full-time employees, most of which perform both managerial duties and administrative functions. The Company's employees also perform services for SLAC, FBLIC and BCLIC; neither SLAC nor FBLIC has any full-time employees, and BCLIC has only one full-time employee. It can be anticipated that the Company will have a need for more employees as the size of its business grows. None of the Company's employees is represented by a labor union. Management believes that the Company's relations with its employees are good.

Marketing

     The Company's target markets are individuals in the middle and lower income brackets and small businesses in the states of Oklahoma, Texas and Louisiana. The Company believes that this market is severely underserved as more major companies target their products and agency force toward the upper income and large policy sales. Many large companies no longer offer insurance in face amounts under $100,000. Although the Company does write multi-million dollar policies, its average life policy is approximately $42,000.

     The pricing of the Company's products is generally determined by reference to actuarial calculations and statistical assumptions principally relating to mortality, persistency, investment yield assumptions, estimates of expenses and management's judgment as to market and competitive conditions. The premiums and deposits received, together with assumed investment earnings, are designed to cover policy benefits, expenses and policyowner dividends plus return a profit to the Company. These profits arise from the margin between mortality charges and insurance benefits paid, the margin between actual investment results and the investment income credited to policies (either directly or through dividends to policyowners) and the margin between expense charges and actual expenses.
The level of profits also depends on persistency because policy acquisition costs, particularly agent commissions, are recovered over the life of the policy. Dividends and interest credited on policies may vary from time to time reflecting changes in investment, mortality, persistency, expenses and other factors. Interest rate fluctuations have an effect on investment income and may have an impact on policyowner behavior. Increased lapses in policies may be experienced if the Company does not maintain interest rates and dividend scales that are competitive with other products in the marketplace.

     The Company markets its products primarily through "personal producing general agents" ("PPGA's"), and small independent property and casualty agencies. The PPGA's include the Company's founders and principal stockholders, James L. Smith and Charles L. Smith. James L. Smith and Charles L. Smith are the sole stockholders of the Smith Agency, which undertakes life insurance and financial planning for estates, trusts, and corporations and is presently a general agent for several insurance companies. The Smith Agency has sold a majority of the Company's deferred annuities since the Company's inception. Additionally, the companies acquired by the Company generally have in place PPGA's who are capable and qualified to generate the sales desired by the Company, thereby eliminating part of the expense of recruiting and training a new agency force.

Competition

     The life insurance business is highly competitive and consists of a number of companies, many of which have greater financial resources, longer business histories and more diversified lines of insurance products than the Company.
The Company may encounter increased competition from existing competitors or new market entrants, some of which may be significantly larger and have greater business resources. Companies typically compete for policyholders on the basis of benefits, rates, financial strength and customer service and compete for agents and brokers on the basis of commissions, financial strength and customer service. The Company, although smaller than most of its competitors, provides competitive benefits and rates. The Company believes that its ability to administer its functions at a much reduced rate allows it to maintain low internal cost products.

     The Company has identified additional areas where it has very little competition due to the size of the Company as well as the size of its targets. That area is the consolidation field. The Company's strategy has been to consolidate and streamline the administrative functions of small life insurance companies. Most large life companies have high fixed costs when performing acquisitions restricting them in the minimum size of purchase they can pursue. The Company believes that the consolidation of the industry will continue, and the Company intends to participate in the process.

     The Company realizes the importance to policyholders of ratings and sought in 1996 to begin the task of filings with the rating agencies and has since been upgraded by A. M. Best Company to an "FPR 4" (fair). A.M. Best Company, Inc. assigns two types of rating opinions, Best's Ratings (letter scale) and Best's FPR (numerical scale). Although both ratings involve a quantitative and qualitative evaluation of a company's financial strength, operating performance and market profile, the analysis performed for assigning a Best's FPR is not as costly as it is for assigning a Best's Rating. The FPR is assigned to small or new companies which do not meet the criteria required for a Best's Rating. Both ratings provide an overall opinion of an insurance company's ability to meet its obligations to policyholders. The Company is still considered too small to obtain a letter rating.

Regulation

     The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they transact business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business;
(ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

     Most states also have enacted legislation that regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions, and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in Texas, Oklahoma, and Louisiana.

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

     State insurance regulators and the NAIC are continually re-examining existing laws and regulations and their application to insurance companies.
From time to time the NAIC has adopted, and recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include risk-based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. The NAIC regulatory initiatives also impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations to be adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

     Most states have enacted legislation or adopted administrative regulations which affect the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of: (i) the acquisition of 10 percent or more of the outstanding shares of an insurance company incorporated in the state; or (ii) the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of control for the purpose of the holding company statutes. It requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also the receipt of administrative approval prior to the acquisition. In many states, an insurance authority may find that control does not, in fact, exist in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

     Under the solvency or guaranty laws of most states in which they do business, the Company's insurance subsidiaries also may be required to pay assessments (up to certain prescribed limits) to fund policyholder losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. The Company's subsidiaries historically have not been required to pay assessments in any significant amounts. The likelihood and amount of any future assessments cannot be estimated, as they are beyond the control of the Company.

     As part of their routine regulatory oversight process, insurance departments approximately once every three years conduct periodic detailed examinations ("Triennial Examinations") of the books, records and accounts of insurance companies domiciled in their states. Such Triennial Examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC.

Federal Income Taxation

     The annuity and life insurance products marketed and issued by the Company's subsidiaries generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits which accrue prior to the death of the policyholder are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax, but not estate tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years and which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

     The Company's insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. The Company's subsidiaries also fall under the small life insurance company rules on taxation which further reduces taxes that may otherwise be due on non insurance companies.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's administrative, marketing and production facilities consist of approximately 3,000 square feet at a single location in Oklahoma City, Oklahoma. The Company owns and occupies this facility and owns the approximate 30,000 square feet of raw land adjacent to the property. This facility will provide room for possible expansion which will likely be utilized within the next few years. Additionally, BCLIC leases approximately 800 square feet of office space in New Orleans, Louisiana, under a lease agreement which extends through January 31, 2000 at a monthly rental of $814. SLAC, FBLIC and GMLIC conduct their operations from the Company's office in Oklahoma City.

     During January 1998, upon acquisition of BCLIC, the Company relocated its Louisiana operations from Thibodaux to rented facilities in New Orleans. The Thibodaux land and building is currently held for sale and it is anticipated that a sale will be completed during 1999. Meanwhile, the Company is leasing the space on a short-term basis and is depreciating the building using the straight-line method over 31.5 years. At December 31, 1998, the land and building held for sale is reported at the lower of carrying value or fair value less cost to sell.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

     There currently is no public market for the common stock, and no assurance can be given that a market will develop. The Company intends to make application to list the common stock on the Nasdaq SmallCap Market. However, in the event that the Company is unable to meet the Nasdaq SmallCap listing requirements, trading in the common stock, if any, could be limited to the OTC Bulletin Board or the "pink sheets" used by members of the National Association of Securities Dealers, Inc.

     At March 25, 1999, 2,199,481 shares of common stock were issued and outstanding, and no shares of Preferred Stock were issued and outstanding. At such date, there were approximately 1,345 stockholders of record of the common stock.

Dividends

     The Company has never paid cash dividends on the common stock, and does not anticipate that it will pay cash dividends in the foreseeable future. The payment of dividends by the Company will depend on its earnings, financial condition and such other factors as the Board of Directors of the Company may consider relevant. The Company currently plans to retain any earnings to provide for the development and growth of the Company.

Recent Sales of Unregistered Securities

     The following sets forth certain information regarding securities of the Company sold during the year ended December 31, 1998, which were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act").

     On January 13, 1998, pursuant to the terms of that certain acquisition agreement between the Company and Benefit Capital Life Investment Corporation, a Louisiana corporation, the Company issued 100,000 shares of common stock for all of the issued and outstanding stock of BCLIC. It is the Company's belief that Benefit Capital Life Investment Corporation was a "sophisticated investor" within the meaning of Section 4(2) of the Securities Act and that pursuant to the negotiation by which BCLIC was acquired by the Company, it had access to information regarding the Company and the proposed transaction.

     In February 1998, the following directors, as compensation for services rendered to the Company, were issued the following shares of common stock; (i) 462 shares to Dean Brown; (ii) 962 to Gary Ellis; (iii) 962 to Thomas Sanders;
(iv) 500 to Gary Skibick; (v) 961 to Charles L. Smith; and (vi) 961 to James L. Smith. No sales commissions were paid in connection with such issuances. In April 1998, the following directors, as compensation for services rendered to the Company, were issued the following shares of common stock; (i) 500 shares to Dean Brown; (ii) 570 to Gary Ellis; (iii) 1,355 to Thomas Sanders; (iv) 570 to Gary Skibicki; (v) 1,392 to Charles L. Smith; (vi) 1,393 to James L. Smith;
(vii) 820 to Randal Beach; and (viii) 285 to Russell Graham. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In April 1998, pursuant to the provisions of the Convertible Debentures, Quinton Hiebert, an executive officer of the Company, was issued 3,000 shares of common stock. No sales commissions were paid in connection with such issuance. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In April 1998, in lieu of commissions payable, an agent received 262 shares of common stock. No sales commissions were paid in connection with such issuance. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Sales Made Pursuant to Initial Public Offering

     Pursuant to the requirements of Rule 463 and Item 701(f) of Regulation S-B of the Securities Act, the following sets forth certain information regarding the Company's initial public offering.

     The Company's registration statement on Form SB-2, Commission File No. 333-65097, was declared effective on January 11, 1999. Pursuant to the registration statement, the Company registered for sale to the public an aggregate 1,000,000 shares of common stock, at an offering price per share of $5.00. The offering, which commenced on the effective date of the registration statement, is being sold by the Company without the use of an underwriter. The registration statement provides that the offering will be terminated and all subscription funds will be returned promptly to subscribers unless, on or before April 30, 1999, the Company has accepted subscriptions and payment in full for a minimum of 140,000 shares ($700,000). If the minimum number of shares is sold, the Company thereafter may terminate the Offering at any time and at less than the maximum offering. In no event will the Offering extend beyond October 31, 1999. On March 22, 1999, aggregate proceeds of $723,730 were released from the escrow account into which subscribers' funds were placed pending sale of the minimum offering. The proceeds of $723,730 constitute the full consideration, at the offering price, of an aggregate 144,746 shares of common stock. At the date of this Report, the Company is continuing sales pursuant to the offering.




                  [Balance of page intentionally left blank]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis reviews the Company's operations for the years ended December 31, 1998 and 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties such as those inherent generally in insurance industry, the impact of competition, changing market conditions, and other risks. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes related thereto included elsewhere in this Report.

     Although the Company's primary focus is its life insurance operations, it also provides residential mortgage loan processing services to individuals and financing to medical accounts receivable factoring entities. The life insurance operations and mortgage service operations are reported as a separate business segment in the Company's financial statements included elsewhere in this Report.

Operating Data

     The following table sets forth selected information regarding operating results for the periods indicated.

                                                      Year Ended December 31,
                                                         1997      1998

Statement of Operations Data:
      Revenues                                          $  517   $  756
      Benefits, losses and expenses                        775    1,363
                                                        ------   ------
      Net loss                                            (258)    (607)


Balance Sheet Data:
      Cash and cash equivalents                         $1,293   $1,492
      Total assets                                       6,279    8,406
      Total liabilities                                  5,939    7,629
      Stockholders equity                                  339      777



Results of Operations

      Discontinued Operations

      In December 1998, the Company adopted a plan to sell the mortgage services segment to an officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits.

    Operating results of the mortgage services segment for the year ended December 31, 1998 are shown separately in the consolidated statements of operations included elsewhere in this Report. The consolidated statement of operations for 1997 has been restated and operating results of the mortgage services segment are also shown separately.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Assets/Liabilities/Stockholders' Equity. Total assets increased 34% for the period ended December 31, 1998 over the comparable period 1997. Total assets were $8,406,090 at December 31, 1998 compared to $6,278,701 at December 31, 1997. The increases were due to the controlled growth in the sales of the Company's annuity and life products and the continued success in acquisition of small target life insurance companies.

     Total liabilities (primarily insurance reserves for future benefits) increased 28% for the period ended December 31, 1998 over the comparable period ending December 31, 1997. Total liabilities for the periods were $7,629,260 and $5,939,266 respectively. A significant part of these increases result from the acquisition of BCLIC and growth in annuity reserves.

     Total stockholders' equity increased 129% for the period ended December 31, 1998 over the same period ended 1997, from $339,435 at December 31, 1997 to $776,830 at December 31, 1998, respectively. The increase was primarily due to the closing of the BCLIC acquisition.

     Average rate of return on investments, including cash and cash equivalents, was approximately 8.7% for 1998 and 10.4% for 1997, while the average rate credited to policyholder accounts was approximately 6.2% and 6.7%, respectively.

     At December 31, 1998, the Company's net deferred tax assets totaled $31,943 and related primarily to net operating loss carryforwards. Realization of net operating carryforwards is dependent on generating sufficient future taxable income. The Company believes its operating strategy to continue to make acquisitions of small insurance companies, consolidate and streamline the administrative functions of these small companies, improve their investment yields through active asset management in a centralized investment operation and eliminate their unprofitable products and distribution channels will generate future taxable income. Although realization of net deferred tax assets is not assured, the Company believes these sources will generate sufficient future taxable income during the available carryforward period and believes it is more likely than not that the recorded net deferred tax assets will be realized.

     Revenue. Revenues attributable to the life insurance segment increased 1,395% from $8,108 to $121,192 for the period ended December 31, 1998, compared to the same period ended December 31, 1997. The increase was due mainly to the BCLIC acquisition, and reflects a shift in the "mix" of insurance products sold by the Company. Prior to the BCLIC acquisition, the Company primarily sold annuities, the premiums for which are recorded differently than those for regular life insurance products. Premiums received on deferred annuities and annuities without life contingencies (i.e., investment contracts) are recorded as deposits into the policyholder's account balance, rather than as revenues. Revenues relating to these contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues when received, as are premiums for certain annuities with life contingencies, including selection of annuity settlement options with life contingencies. During 1998, the majority of the insurance products held in-force by the Company consisted of the block of life insurance policies acquired with the BCLIC acquisition, compared to 1997, when the majority of the insurance products sold by the Company consisted of deferred annuities. The decrease in deposits to policyholder account balances from $1,178,983 in 1997 to $514,906 in 1998 reflects the decrease in the Company's sales of deferred annuity products. The Company expects increased sales of existing products through newly recruited agents.

     Investment income from loans to medical receivable factoring entities increased 4.0%, from $198,918 to $206,964, for the period ended December 31, 1998 compared to the same period ended December 31, 1997, primarily as a result of compound interest. Loan amounts at December 31, 1997 and December 31, 1998 remained unchanged at $909,743. In conjunction therewith, interest expense on notes payable which are collateralized by these loans increased slightly from $99,459 to $103,482, for the same period

     Costs and Expenses. Total expenses increased 76% from $774,872 to $1,362,965 for the periods ended December 31, 1997 and 1998, respectively. The majority of these increases were a result of several distinctive items such as; the Company's amortization of value of purchased insurance business relating to BCLIC, and although the Company continues to lower the direct costs of operations, such amortization is expected to continue, but at reduced levels, over the premium paying life of the acquired policies. The Company anticipates comparable expenses in the first half of 1999 due to its acquisition of GMLIC, although Management believes it can subsequently realize substantial premium increases and cost savings over prior management through aggressive agent contact, consolidation of back-office operations and elimination of redundant administrative personnel.

     Losses. The Company reported an increase in loss from continuing operations before income taxes of 135%, reporting a loss of $606,641 for the year ended December 31, 1998, compared to a loss from continuing operations before income tax of $258,213 for the year ended December 31, 1997. The net loss of $577,242 for the 1998 fiscal year reflected a 114% increase from the net loss of $269,357 reported for the 1997 fiscal year. The increase in net loss was due in part to the Company's amortization expenses in connection with BCLIC's value of purchased insurance business.

     The Company's loss per share increased to $0.28 per share for the period ended December 31, 1998, compared to a loss of $0.14 per share for the year ended December 31, 1997. The weighted average shares outstanding for each period, taking into the account the 5-for-2 stock split effected in September 1998, were 2,047,037 for 1998 and 1,893,367 for 1997.

Liquidity and Capital Resources

     Liquidity

     The principal requirements for liquidity in connection with the Company's operations are its contractual obligations to policyholders and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. Payment of surrender benefits is a function of "persistency," which is the extent to which insurance policies are maintained by the policyholder. Policyholders sometimes do not pay premiums, thus causing their policies to lapse, or policyholders may choose to surrender their policies for their cash surrender value. If actual experience is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and possibly profitability associated with the policy.

     A significant number of the life insurance policies issued by BCLIC, the Louisiana life insurance company acquired by the Company in January 1998, contained a feature which provided that after paying premiums on the policy for eight years the policyholder could elect to (i) continue paying premiums and the death benefit coverage would double or (ii) convert to a paid-up policy with the original death benefit coverage if the cash value and accumulated policy dividends were sufficient. In response to inquiries from policyholders that had completed their eighth year of premiums in 1997, BCLIC notified the policyholders that, because policy dividends had not been paid, the option to convert to a paid-up policy with the original death benefit was not available and the only options were to continue paying premiums and receive "double coverage" or exercise one of the nonforfeiture provisions, i.e., surrender the policy for its cash surrender value or convert to reduced paid-up or extended term coverage. Management believes that the nature of BCLIC's notification in 1997 encouraged policy surrender rather than policy continuation, thus resulting in a large number of policies surrendered. Although the continued surrender or lapse of BCLIC's policies at a similar or increased rate could have an adverse effect on the Company's operations, BCLIC is now actively encouraging policy continuation, and policy surrenders have been reduced to less than 25 policies for 1998, compared to approximately 150 policy surrenders for 1997.

     Capital Resources

     Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The Company has not entered into any additional arrangements to obtain alternate financing, and there can be no assurance of the availability of any financing on acceptable terms. The existing $150,000 bank line of credit extends to July 1999, with amounts borrowed thereunder bearing interest at prime.

     Generally, the Company has financed its loans to medical receivable factoring entities from collateralized notes payable to individuals. The loans and the notes payable generally have corresponding three-year terms with interest paid semiannually or allowed to compound.

     On January 11, 1999, a registration statement relating to a $5 million public offering of the Company's common stock was declared effective by the Securities and Exchange Commission. In accordance with the terms of the offering, the Company escrowed offering proceeds with UMB Oklahoma Bank, National Association, until the minimum offering of $700,000 had been obtained. On March 22, 1999, a total of $724,000 was released to the Company. Pursuant to the registration statement, the Company may continue its offering until October 31, 1999, or elect to terminate the offering at any time prior to such date and at less than the maximum offering. In no event, however, will the Offering extend beyond October 31, 1999. The Company plans to use a portion of the proceeds of the offering to repay existing bank borrowings of $350,000 incurred to fund the acquisition of GMLIC. See "ITEM 1--DESCRIPTION OF BUSINESS."

     The Company believes that the net proceeds of the public offering will allow it to continue to grow its asset base while maintaining surplus/liability ratios within acceptable industry norms. The level of additional activity to be achieved will be dependent upon the Company's ability to continue to generate income internally or to generate capital from outside sources.

     The Company has made and intends to make substantial capital expenditures in connection with its subsidiaries' marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

     Business Outlook and Risk Factors

     The Company's future operating results may be affected by various trends, developments and factors that the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and risk factors set forth below and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company. Forward-looking statements in this Report include revenue, expense, and earnings analysis for the remainder of 1999 as well as the Company's expectations relating to its business strategy. Risk factors include the following:

     Ability to Complete and Integrate Acquisitions; Risks Relating to Growth Strategy. A significant portion of the Company's strategy is to pursue and complete acquisitions of companies and in force life insurance business that meet its acquisition criteria. The Company has acquired and seeks to acquire companies and blocks of in force insurance policies to enhance the Company's stockholder value utilizing the Company's operations, management and access to capital. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable acquisition opportunities at values deemed advantageous and capital and regulatory constraints. To the extent that cash generated internally is not sufficient to provide the capital required for acquisitions, the Company will require additional debt and/or equity financing in order to provide for such capital. Future debt financing, if available, will result in increased interest expenses, increased leverage and decreased income available to fund acquisitions and expansion, and may limit the Company's ability to withstand competitive pressures and render the Company more vulnerable to business downturns. Future equity financings may dilute the equity interests of existing stockholders. Growth by acquisition also involves risks that could adversely affect the Company's operating results, including difficulties in integrating the operations and personnel of acquired companies, eliminating duplicative costs and reducing overhead, and the potential loss of key employees and customers of acquired companies or lapse or surrender of acquired insurance policies. In addition, although the Company performs a due diligence investigation of each business that it acquires, there may nevertheless be liabilities of an acquired business that the Company fails or is unable to discover during its due diligence investigation and for which the Company, as a successor owner, may be responsible.

     In addition, there can be no assurance that the Company will be able to obtain the capital necessary to fully realize its growth strategy, consummate acquisitions on satisfactory terms or, if any such acquisitions are consummated, successfully integrate such acquired businesses into the Company and remedy any undiscovered liabilities of any acquired companies. See "ITEM 1--DESCRIPTION OF BUSINESS--Acquisitions and Consolidations."

     Regulation. Insurance companies are subject to comprehensive regulation in the jurisdictions in which they do business by state insurance commissioners. Such regulation relates to, among other things: prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms; triennial examinations of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding reserves for unearned premiums, losses and other matters. The Company is subject to this type of regulation in any state in which it is licensed to do business. Such regulation could create costs and restrict operations. The Company is currently subject to regulation in the states of Oklahoma, Texas and Louisiana. Intercorporate transfers of assets and dividend payments from the Company's insurance subsidiaries are subject to prior notice and approval if they are deemed "extraordinary" under these statutes. The Company is required to file detailed annual reports with the state insurance regulatory body of each state in which it is licensed, and the business and accounts of insurance subsidiaries of the Company are subject to examination by such regulatory bodies. See "ITEM 1--DESCRIPTION OF BUSINESS--Regulation and Taxation."

     Persistency. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 1997 and 1998, the Company's lapse ratio on ordinary business was 1%, and 4%, respectively.

     Competition. The life insurance business is highly competitive and consists of a number of companies, many of which have greater financial resources, longer business histories and more diversified lines of insurance products than the Company. The Company may encounter increased competition from existing competitors or new market entrants, some of which may be significantly larger and have greater business resources. In addition, to the extent that existing or future competitors seek to gain or retain market share by reducing prices, the Company might be compelled to lower its prices, thereby adversely affecting operating results. See "ITEM 1--DESCRIPTION OF BUSINESS--Competition."

     Economic State of the Insurance Industry. In the past decade, there have been instances where the United States insurance industry, as a whole, has suffered substantial losses on investments, which has reduced the financial stability of several insurance companies. Management believes that the principal causes of industry losses have been inappropriate investment in high yield bonds and real estate. The Company has only minimal holdings in high yield bonds and real estate. Management believes that these factors leave the Company with a relatively lower investment loss risk compared to that to which the industry as a whole is exposed.

     Interest Rate Volatility; Investment Spread Risks. Much of the profitability in the insurance industry is affected by fluctuations in interest rates. Of prime importance in achieving profitability is an insurance company's ability to invest premiums at a higher interest rate than the interest rate credited to existing policies. Rapid decreases or increases in interest rates may affect an insurance company's ability to maintain a positive spread between the yield on invested assets and the assumed interest rate credited to policy reserves. Rapid interest rate changes could cause increased lapses of policies in force, although management believes the effect of such rate changes would be minimal.

     Interest rate fluctuations may also have an impact on policyholder behavior. To the extent that the fixed rate annuity policies issued by the Company may subsequently carry lower fixed rates than those generally available in the market place, then there may be a tendency by certain policyholders to surrender their policies. While this surrender would likely be mitigated by surrender charges under annuity contracts, over the longer term such action may reduce the Company's future income. There are significant surrender charges which serve to discourage policyholders from surrendering policies. The Company's ability to pay policyholder benefits with operating and investment cash flows and cash on hand may be impaired by substantial interest rate fluctuations.

     Adequacy of Reserves. A material inadequacy in future policy benefits reserves could have a material adverse effect upon the business, results of operations, and financial condition of the Company. Any inadequacy in reserves would result in additional expenses when the Company incurs such benefits or when the Company becomes aware of the inadequacy and increases the future policyholder benefits reserve.

     Dependence on Key Personnel. The Company's future performance and development will depend, to a significant extent, upon the efforts and abilities of members of senior management, particularly Charles L. Smith, President, Chief Operating Officer and a director, and James L. Smith, Chairman of the Board and Chief Executive Officer. The loss of services of one or more members of senior management could have a material adverse effect on the Company's business. The Company's future success also will depend on its ability to attract, train and retain skilled personnel in all areas of its business. The Company currently has employment contracts with Charles L. Smith and James L. Smith, and maintains key man insurance of $1 million on each of such individuals.

     Product Assumptions. In reliance upon its actuarial consultants, Rudd and Wisdom, Inc., the Company's life insurance subsidiaries make certain assumptions as to expected mortality, lapse rates, investments results and other factors in developing the pricing and other terms of its products. The assumptions concerning such factors are generally based upon industry experience, and influence marketing success and profitability. Variation of actual experience from that assumed by the Company in developing such policy terms may affect the products' profitability and marketability.

     Potential Fluctuations and Operating Results. Due to the relatively low capitalization of the Company's life insurance subsidiaries, their operating results are significantly impacted by the amount of fixed rate annuity policies sold, as well as the level of death and other policyholder benefits in any one reporting period. The annual investment returns and overhead costs will also affect the subsidiaries' operating results.

     Additionally, the Company's revenues and operating results have historically varied significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, operating results have been seasonally lower during the first fiscal quarter than during the other quarters of the fiscal year. See "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations."

     Possible Need for Future Financing. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the Offering, together with projected cash flow from operations, will be sufficient to meet estimated capital expenditures through 1999. If cash flows do not develop as anticipated, or if the Company's proposed plans or the basis for its assumptions change, the Company may be required to obtain additional sources of capital. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. Any such additional equity financing may entail substantial dilution of the equity of the then-existing stockholders of the Company.

     Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The Company has not entered into any additional arrangements to obtain alternate financing, and there can be no assurance of the availability of any financing on acceptable terms. See "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Capital Resources."

Year 2000 Readiness

     The "Year 2000" or "Y2K" problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Many existing computer programs use only two digits to identify a year in date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could result in a system failure or calculations of erroneous results by or at the year 2000.

     The Company purchased its current information technology in 1997 after extensive research, analysis and compliance testing, and believes that such system is "Y2K compliant." Additionally, as part of the Company's assessment of its readiness to manage Year 2000 issues, it has communicated with significant customers and suppliers to determine the extent to which the Company's operations are vulnerable to third parties' failure to correct their own Year 2000 issues. Based on the overall assessment performed, the Company is not aware of any material impact on their systems relating to the transition to the Year 2000. The Company's total cost of Year 2000 related issues is not expected to a have a material adverse effect on the Company's consolidated results of operations.

ITEM 7.  FINANCIAL STATEMENTS

       The consolidated financial statements of the Company and its subsidiaries are incorporated by reference from pages F-1 through F-25 of the attached Appendix, and include the following:

1.  Historical Financial Statements:

       (a) Report of Independent Certified Public Accountants
       (b) Consolidated Balance Sheets at December 31, 1997 and December 31,
           1998
       (c) Consolidated Statements of Operations for the years ended
           December 31, 1997 and 1998
       (d) Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997 and 1998
       (e) Consolidated Statements of Cash Flows for the years ended
           December 31, 1997 and 1998
       (f) Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this report is filed.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (A) OF THE EXCHANGE ACT

       The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

       The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-25.
     (2) The following Exhibits are filed with this report or are incorporated by reference as set forth below:



Exhibit
Number                              Name of Exhibit
-------                             ---------------

    3.1       First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    3.2       First Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
              Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    4.1       Specimen Certificate of the common stock (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    4.2       See Articles V and X of the Company's Certificate of Incorporation and Article
              VI of the Company's Bylaws (filed as Exhibit 4.2 to the Company's Registration
              Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    4.3       Form of Promotional Shares Lock-In Agreement (filed as Exhibit 4.3 to the
              Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

   10.1       Employment Agreement by and between the Company and James L. Smith (filed as
              Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number
              333-65097 and incorporated herein by reference)

   10.2       Employment Agreement by and between the Company and Charles L. Smith (filed as
              Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number
              333-65097 and incorporated herein by reference)

   10.3       Stock Purchase Agreement by and between the Company and BCLIC (filed as Exhibit
              10.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

   10.4       Stock Purchase Agreement between the Company and Orville Homer Miller et al.
              (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2,
              file number 333-65097 and incorporated herein by reference)

   10.5       Escrow Agreement between the Company and UMB Bank (filed as Exhibit 10.5 to the
              Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

   10.6       Stock Purchase Agreement between the Company and CLS Enterprises, Inc. (filed as
              Exhibit 10.6 to the Company's Registration Statement on Form SB-2, file number
              333-65097 and incorporated herein by reference)

   10.7       Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's
              Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

  *21.1       List of subsidiaries

  *27.1       Financial Data Schedule

  *  Filed herewith

(b) No report on Form 8-K was filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1999                SUMMIT LIFE CORPORATION
                              an Oklahoma corporation

                              By:  /s/ Charles L. Smith
                                 ---------------------------
                                 Charles L. Smith, President


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        NAME AND TITLE                                                            DATE
        --------------                                                            ----


/s/ James L. Smith                                                                March 30, 1999
------------------------------------------------------
James L. Smith,
Chairman of the Board of Directors and Chief
 Executive Officer
(Principal Executive Officer)


/s/ Charles L. Smith                                                              March 30, 1999
------------------------------------------------------
Charles L. Smith,
President, Chief Operating Officer and Director


/s/ Quinton L. Hiebert                                                            March 29, 1999
------------------------------------------------------
Quinton L. Hiebert,
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ Randal Beach                                                                  March 29, 1999
------------------------------------------------------
Randal Beach,
Director

/s/ Thomas D. Sanders                                                             March 29, 1999
------------------------------------------------------
Thomas D. Sanders,
Director

                                  Appendix A

                                     Index


                                                                  Page

Report of Independent Certified Public Accountants...............  F-2
Consolidated Balance Sheets......................................  F-3
Consolidated Statements of Operations............................  F-5
Consolidated Statement of Stockholders' Equity...................  F-6
Consolidated Statements of Cash Flows............................  F-7
Notes to Consolidated Financial Statements.......................  F-9

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Summit Life Corporation

We have audited the accompanying consolidated balance sheets of Summit Life Corporation and Subsidiaries, as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Life Corporation and Subsidiaries, as of December 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 5, 1999

                   Summit Life Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                                ASSETS                                 1997        1998
                                                                                    ----------  -----------

INVESTMENTS (notes A4 and B)
 Debt securities - available for sale                                               $2,968,901   $4,105,139
 Equity securities - available for sale                                                 34,860       46,557
 Notes receivable                                                                      959,743    1,241,468
 Short-term investments                                                                      -      156,541
 Policy loans                                                                                -       18,142
 Investment real estate, net of accumulated depreciation of
   $575 in 1997 and $3,293 in 1998                                                      75,968       73,251
                                                                                    ----------   ----------
                                                                                     4,039,472    5,641,098

CASH AND CASH EQUIVALENTS (note A3)                                                  1,293,457    1,492,196

RECEIVABLES
 Accrued investment income                                                             156,209      240,417
 Advances to affiliates                                                                  4,000       10,000
 Other                                                                                      86        3,156
                                                                                    ----------   ----------
                                                                                       160,295      253,573

PROPERTY AND EQUIPMENT - AT COST (note A5)
 Building and improvements                                                             334,320      115,853
 Furniture and equipment                                                               119,795      132,811
 Automobiles                                                                            45,275       45,275
                                                                                    ----------   ----------
                                                                                       499,390      293,939
   Less accumulated depreciation                                                        40,927       63,382
                                                                                    ----------   ----------
                                                                                       458,463      230,557
 Land                                                                                   73,800       56,000
                                                                                    ----------   ----------
                                                                                       532,263      286,557

OTHER ASSETS
 Cost in excess of net assets of business acquired,
  less accumulated amortization of $85,805 in 1997 and
  $123,321 in 1998 (note A6)                                                           144,434      106,918
 Deferred policy acquisition costs (note A8)                                            14,179       20,926
 Value of purchased insurance business, less
  accumulated amortization of $205,949 in 1998 (note A9)                                     -      272,465
 Land and building held for sale (note A5)                                                   -      176,153
 Deferred income taxes (notes A7 and E)                                                 71,943       31,943
 Other                                                                                  22,658      124,261
                                                                                    ----------   ----------
                                                                                       253,214      732,666
                                                                                    ----------   ----------
                                                                                    $6,278,701   $8,406,090
                                                                                    ==========   ==========

                   Summit Life Corporation and Subsidiaries
                    Consolidated Balance Sheets, Continued
                                 December 31,




LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1997          1998
                                                                                    -----------  ------------

LIABILITIES
 Policy reserves and policyholder funds (note A10)                                  $4,445,490   $ 6,027,599
 Accounts payable                                                                       25,600        51,061
 Accrued and other liabilities                                                         126,788       209,353
 Advances from affiliates                                                                    -        16,000
 Notes payable (note C)                                                              1,341,388     1,325,247
                                                                                    ----------   -----------
                                                                                     5,939,266     7,629,260

COMMITMENTS AND CONTINGENCIES (notes G and I)                                                -             -

STOCKHOLDERS' EQUITY (NOTE D)
 Common stock, $.01 par value - authorized, 5,000,000
  shares; issued and outstanding, 1,939,780 shares
  in 1997 and 2,054,735 shares in 1998                                                  19,398        20,547
 Additional paid-in capital                                                          1,044,992     2,079,661
 Common stock subscribed                                                                42,383        39,130
 Accumulated other comprehensive income                                                 47,166        25,985
 Accumulated deficit                                                                  (772,121)   (1,349,363)
                                                                                    ----------   -----------
                                                                                       381,818       815,960
   LESS STOCK SUBSCRIPTIONS RECEIVABLE                                                  42,383        39,130
                                                                                    ----------   -----------
                                                                                       339,435       776,830
                                                                                    ----------   -----------
                                                                                    $6,278,701   $ 8,406,090
                                                                                     =========   ===========

       The accompanying notes are an integral part of these statements.

                   Summit Life Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year Ended December 31,


                                                                       1997         1998
                                                                    -----------  -----------

Revenues
 Insurance premiums and other considerations (note A10)             $    8,108   $  121,192
 Investment income                                                     490,182      599,334
 Net realized gains on sale of investments                              14,275        4,337
 Other                                                                   4,094       31,461
                                                                    ----------   ----------
                                                                       516,659      756,324

Benefits, losses, and expenses
 Policy benefits                                                             -       87,925
 Increase in policy reserves                                           263,318      232,746
 Interest                                                              115,440      129,191
 Taxes, licenses, and fees                                              14,603       23,428
 Depreciation and amortization                                          63,524      302,557
 General, administrative, and other operating                          317,987      587,118
                                                                    ----------   ----------
                                                                       774,872    1,362,965
                                                                    ----------   ----------

          Loss from continuing operations before income taxes         (258,213)    (606,641)

Income tax expense (benefit) - current (notes A7 and E)                   (968)       3,100
                                                                    ----------   ----------

          Loss from continuing operations                             (257,245)    (609,741)

Earnings (loss) from operations of discontinued segment (note O)       (12,112)      32,499
                                                                    ----------   ----------

          Net loss                                                  $ (269,357)  $ (577,242)
                                                                    ==========   ==========

Basic and diluted earnings (loss) per common share (note A11)
 From continuing operations                                              $(.14)  $     (.30)
 From discontinued operations                                                -          .02
                                                                    ----------   ----------

          Net loss                                                       $(.14)  $    (.28)
                                                                    ==========   ==========

Weighted average outstanding common shares, basic and diluted
 (note A11)                                                          1,893,367    2,047,037
                                                                    ==========   ==========

       The accompanying notes are an integral part of these statements.

                   Summit Life Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE D)

                     Years ended December 31, 1997 and 1998


                                                 Common Stock
                                            ----------------------
                                                                    Additional
                                              Shares        Par       paid-in
                                 Total      Outstanding    Value      Capital
                             -------------  -----------  ---------  -----------

Balance at January 1, 1997     $  441,993     1,825,022    $18,250   $  854,757

Conversion of convertible
 notes (note D)                   112,613        86,625        866      111,747

Common stock issued                 6,670        28,133        282       78,488

Comprehensive income
 Net loss                        (269,357)            -          -            -
 Other comprehensive income
    Unrealized gain on
     investments, net              47,516
                               ----------
          Comprehensive
           income                (221,841)
                               ----------     ---------  ---------  -----------

Balance at December 31,
 1997                             339,435     1,939,780     19,398    1,044,992

Common stock issued (notes
 D and N)                       1,035,818       114,955      1,149    1,034,669

Comprehensive income
 Net loss                        (577,242)            -          -            -
 Other comprehensive income
    Unrealized loss on
     investments, net             (21,181)
                               ----------
          Comprehensive
           income                (598,423)
                               ----------     ---------  ---------  -----------
Balance at December 31,  1998  $  776,830     2,054,735    $20,547   $2,079,661
                               ==========     =========  =========  ===========


                                                 Accumulated
                                                    Other
                                    Common      Comprehensive                      Stock
                                    Stock          income       Accumulated     Subscriptions
                                  Subscribed       (loss)         deficit        Receivable
                                --------------  -------------  --------------  --------------
Balance at January 1, 1997           $ 72,100      $   (350)     $  (502,764)     $      -

Conversion of convertible
 notes (note D)                        42,383             -                -       (42,383)

Common stock issued                   (72,100)            -                -             -

Comprehensive income
 Net loss                                   -             -         (269,357)            -
 Other comprehensive income
    Unrealized gain on
     investments, net                       -        47,516                -             -

          Comprehensive
           income


                                -------------   -----------    -------------   -----------
Balance at December 31,
 1997                                  42,383        47,166         (772,121)      (42,383)

Common stock issued (notes
 D and N)                              (3,253)            -                -         3,253

Comprehensive income
 Net loss                                   -             -         (577,242)            -
 Other comprehensive income
    Unrealized loss on
     investments, net                               (21,181)

          Comprehensive
           income
                                -------------   -----------    -------------   -----------
Balance at December 31,
 1998                                $ 39,130      $ 25,985      $(1,349,363)     $(39,130)
                                =============   ===========    =============   ===========

      The accompanying notes are an integral part of these statements.

                   Summit Life Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                                                  1997          1998
                                                                              ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net loss                                                                     $  (269,357)  $  (577,242)
 Adjustments to reconcile net loss to cash provided by (used in) operating activities
      Depreciation and amortization                                                69,151       299,689
      Deferral of policy acquisition costs                                        (15,270)       (9,615)
      Amortization of deferred policy acquisition costs                             1,091         2,868
      Interest credited to policyholder account balances                          259,000       280,948
      Gain on sale of investment securities                                       (14,275)       (4,337)
      Gain on sale of property and equipment                                            -        (8,089)
      Common stock issued for directors' services                                       -        32,753
      Other                                                                          (381)        7,590
      (Increase) decrease in
        Accrued investment income                                                 (65,041)      (68,747)
        Other receivables                                                          39,015        15,163
        Other assets                                                                7,804         4,265
      Increase (decrease) in
        Policy reserves                                                                94       (64,306)
        Accounts payable                                                            1,037       (14,968)
        Accrued and other liabilities                                              11,368        81,665
                                                                              -----------   -----------

          Net cash provided by (used in) operating activities                      24,236       (22,363)

Cash flows from investing activities
 Purchases of investment securities                                            (1,726,849)   (2,710,265)
 Proceeds from disposition or maturities of investment securities               1,366,724     2,189,797
 Issuance of notes receivable                                                     (50,000)     (204,200)
 Payments received on notes receivable                                            161,551       139,517
 Increase in policy loans                                                               -       (13,024)
 Purchase of investment real estate                                               (76,544)            -
 Advance to affiliates                                                                  -        (6,000)
 Purchase of property and equipment                                               (55,467)       (1,613)
 Proceeds from sale of property and equipment                                           -        11,826
 Cash acquired in acquisition of business                                               -       527,578
                                                                              -----------   -----------

          Net cash used in investing activities                                  (380,585)      (66,384)

Cash flows from financing activities
 Deposits to policyholder account balances                                      1,178,983       514,906
 Withdrawals from policyholder account balances                                  (263,243)     (159,505)
 Payments on notes payable                                                       (229,010)     (168,466)
 Advances from affiliate                                                                -        16,000
 Proceeds from issuance of notes payable                                          155,000       150,000
 Proceeds from stock subscriptions receivable                                      71,550         3,253
 Proceeds from sale of common stock                                                19,288         1,357
 Initial public offering costs deferred                                                 -       (70,059)
                                                                              -----------   -----------

          Net cash provided by financing activities                               932,568       287,486
                                                                              -----------   -----------

          NET INCREASE IN CASH AND
            CASH EQUIVALENTS                                                      576,219       198,739

Cash and cash equivalents at beginning of year                                    717,238     1,293,457
                                                                              -----------   -----------

Cash and cash equivalents at end of year                                      $ 1,293,457   $ 1,492,196
                                                                              ===========   ===========


                   Summit Life Corporation and Subsidiaries

                            Year ended December 31,


                                                                               1997       1998
                                                                            ----------  --------

Cash paid during the year for:
-----------------------------
 Interest                                                                   $   92,000  $ 56,000
 Income taxes                                                                    2,000       300

Noncash investing and financing activities:
------------------------------------------
 Purchase of an automobile by the incurrence of a note payable              $   32,000  $      -
 Common stock subscriptions receivable                                          42,383         -
 Conversion of convertible notes and other notes payable to common stock        99,996         -
 Notes receivable acquired on sale of land and building, net of deferred
  gain of $72,958                                                                    -   217,042
 Acquisition of Benefit Capital Life Insurance Company in exchange for
  100,000 shares of common stock (as adjusted) (note D)                              -   998,445
   In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:
    Estimated fair value of assets acquired
     Investments                                       $  813,561
     Cash and cash equivalents                            527,578
     Receivables                                           33,694
     Property and equipment                               197,149
     Value of purchased insurance business                478,414
     Other                                                  1,350
                                                       ----------
                                                        2,051,746
    Liabilities assumed
     Policy reserves and policyholder funds             1,010,066
     Other                                                 43,225
                                                       ----------
                                                        1,053,291
                                                       ----------
      Estimated fair value of common
       stock issued                                    $  998,455
                                                       ==========

      The accompanying notes are an integral part of these statements.

                   Summit Life Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1998


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

 1.   Basis of Consolidation and Nature of Operations
      -----------------------------------------------

   The consolidated financial statements include the accounts of Summit Life Corporation (SLC) and its wholly-owned subsidiaries (collectively, the Company). Wholly-owned subsidiaries include Summit Life and Annuity Company
 (SLAC), Family Benefit Life Insurance Company (FBLIC), Equity Mortgage Services, Inc. (Equity), and Benefit Capital Life Insurance Company (BCLIC). Effective December 31, 1997, Equity was merged into SLC. BCLIC was acquired on January 13, 1998. Intercompany transactions and balances have been eliminated.

   SLC is a holding company which specializes in the sale of life insurance products through its life insurance subsidiaries, SLAC, FBLIC, and BCLIC. Additionally, SLC provides financing to certain medical receivable factoring entities and provides residential mortgage loan application processing services to individuals. SLAC is licensed in Oklahoma, FBLIC is licensed in Texas, and BCLIC is licensed in Louisiana. Annuity products are sold primarily by SLAC and FBLIC and consist primarily of tax-sheltered annuities (TSAs), individual retirement annuities (IRAs), and other individual nontax-qualified annuities. BCLIC primarily sells life insurance products.

 2.   Use of Estimates
      ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

 3.   Cash and Cash Equivalents
      -------------------------

   Cash equivalents include time deposits and certificates of deposit with maturities when acquired of three months or less and money market funds.

   The Company maintains its cash and cash equivalents in accounts which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.

 4.   Investments
      -----------

   The Company accounts for certain investments in debt and equity securities as follows:

   . Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

   . Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in operations.

   . Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
         CONTINUED

 4.   Investments - Continued
      -----------------------

   Declines in the fair value of individual securities below cost or amortized cost that are other than temporary result in write-downs included in operations. The specific identification method is followed in determining the cost of securities sold.

   Generally, notes receivable are stated at the aggregate of the unpaid balances less estimated uncollectible amounts.

   Short-term investments consist primarily of certificates of deposit and are carried at cost, which approximates market.

   Investment real estate is carried at depreciated cost.

 5.   Property and Equipment
      ----------------------

   Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. Useful lives range from five to forty years.

   Long-lived assets to be held and used, including investment real estate, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset.

   During January 1998, upon acquisition of BCLIC, the Company relocated its Louisiana operations from Thibodaux to rented facilities in New Orleans. The Thibodaux land and building is currently held for sale and it is anticipated that a sale will be completed during 1999. Meanwhile, the Company is leasing the space on a short-term basis and is depreciating the building using the straight-line method over 31.5 years. At December 31, 1998, the land and building held for sale is reported at the lower of carrying value or fair value less cost to sell.

 6.   Cost in Excess of Net Assets of Business Acquired
      -------------------------------------------------

   Cost in excess of net assets of business acquired is amortized on the straight-line method over fifteen years for insurance company acquisitions and five years for other acquisitions.

   On an ongoing basis, management reviews the valuation and amortization of cost in excess of net assets of business acquired. As part of this review, the Company estimates the value and future benefits of the net income to be generated by the related subsidiaries to determine whether impairment has occurred. At December 31, 1998, management believes no impairment has occurred.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
         CONTINUED

 7.   Income Taxes
      ------------

 SLC and each of its subsidiaries file separate income tax returns.

   The Company recognizes current tax expense based on estimated amounts payable or refundable on tax returns for the year.

   Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards based on provisions of the enacted tax law. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 8.   Deferred Policy Acquisition Costs
      ---------------------------------

   The costs of writing new business, consisting primarily of commissions and certain costs of policy issuance, are deferred. Deferred policy acquisition costs for life insurance products, including immediate annuities with life contingencies, are amortized over the estimated lives of the policies. Deferred policy acquisition costs for investment products, principally single premium deferred annuities, are amortized with interest in relation to the present value of the expected gross profits, based on estimated investment yields, mortality, persistency, and surrender charges, over the lives of the policies. Deferred policy acquisition costs are reviewed periodically to insure that the unamortized balance does not exceed those amounts recoverable from future profits.

9.  Value of Purchased Insurance Business
    -------------------------------------

   Value of purchased insurance business represents the actuarially determined present value of estimated net cash flows embedded in existing insurance contracts when acquired and is amortized with interest based on the incidence of the related cash flows. At December 31, 1998, approximately 15% to 20% of the unamortized value of purchased insurance business is expected to be amortized in each of the next five years, based on current conditions and assumptions as to future events on acquired policies in force.

   An analysis of the value of purchased insurance business is presented below for the year ended December 31, 1998:


        Balance, beginning of year                         $      --
        Acquisition                                          478,414
        Imputed interest on unamortized balance at 6.5%       31,097
        Amortization                                        (237,046)
                                                           ---------
        Balance, end of year                               $ 272,465
                                                           =========

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
         CONTINUED

 10.  Revenues and Policy Reserves and Policyholder Funds
      ---------------------------------------------------

   Premiums received on deferred annuities and annuities without life contingencies (i.e., investment contracts) are recorded as deposits into the policyholder's account balance. Revenues relating to these contracts consist primarily of withdrawal and administrative charges. Premiums for life insurance products and for certain annuities with life contingencies, including selection of annuity settlement options with life contingencies, are recognized as revenues when due.

   Policyholder account balances include amounts deposited by policyholders plus interest credited, less withdrawals and any administrative charges deducted by the Company. The liabilities for future policy benefits for annuities with life contingencies are computed as the present value of future benefit payments, including assumptions as to investment yields and mortality.

   Policy reserves for life insurance products are computed using assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the Company's experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions are graded and range from 8% to 7.5%. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

   Mortgage loan closing and funding income and related fees are recognized at the time the underlying mortgage loan transaction is closed.

 11.  Earnings (Loss) Per common share
      --------------------------------

   Earnings (loss) per common share are computed based upon net earnings
 (loss) divided by the weighted average number of common shares outstanding during each period.

   The weighted average outstanding common shares have been adjusted retroactively for all periods presented to reflect the changes in capital structure discussed in Note D. Conversion rights and convertible notes, discussed in Note D, were antidilutive; therefore, basic and diluted earnings
 (loss) per common share are the same.

 12.  Other Comprehensive Income
      --------------------------

   Accumulated other comprehensive income consists solely of net unrealized investment gains (losses).

 Unrealized loss on investments, net consists of the following for 1998:

    Unrealized loss on investments arising during period              $ (16,844)
      Less reclassification adjustment for
         gains included in net loss                                       4,337
                                                                      ---------
              Unrealized loss on investments, net                     $ (21,181)
                                                                      =========

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES -
         CONTINUED

13. Reclassifications
    -----------------

   Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

NOTE B - INVESTMENTS

   The amortized cost of debt securities and the cost of equity securities, together with their estimated fair values, are summarized as follows:

                                                                December 31, 1997
                                                 -----------------------------------------------
                                                   Cost/       Gross        Gross     Estimated
                                                 amortized   unrealized  unrealized      fair
Type of investment                                  cost       gains       losses       value
------------------                               ----------  ----------  -----------  ----------

    Debt securities - available for sale
      U.S. Treasury and other U.S. government
        corporations and agencies                $  299,721     $   466     $     -   $  300,187
      Mortgage-backed securities                  2,522,959      43,130           -    2,566,089
      Industrial and miscellaneous                   98,750       3,875           -      102,625
                                                 ----------     -------  ----------   ----------

                                                 $2,921,430     $47,471     $     -   $2,968,901
                                                 ==========     =======  ==========   ==========

    Equity securities - available for sale       $   35,289     $ 1,146     $(1,575)  $   34,860
                                                 ==========     =======  ==========   ==========


                                                                     December 31, 1998
                                                 -----------------------------------------------
                                                 Cost/       Gross       Gross        Estimated
                                                 amortized   unrealized  unrealized   fair
Type of investment                               cost        gains       losses       value
-----------------------------------------------  ----------  ----------  ----------   ----------

    Debt securities - available for sale
      U.S. Treasury and other U.S. government
        corporations and agencies                $  100,585     $   165     $     -   $  100,750
      Mortgage-backed securities                  3,876,061      31,562      (7,984)   3,899,639
      Industrial and miscellaneous                   98,750       6,000           -      104,750
                                                 ----------     -------  ----------   ----------

                                                 $4,075,396     $37,727     $(7,984)  $4,105,139
                                                 ==========     =======  ==========   ==========

    Equity securities - available for sale       $   50,315     $     -     $(3,758)  $   46,557
                                                 ==========     =======  ==========   ==========

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE B - INVESTMENTS - CONTINUED

   The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    December 31, 1998
                                  ----------------------
                                  Amortized   Estimated
                                     cost     fair value
                                  ----------  ----------

   Due within one year or less    $  100,585  $  100,750
   Due after ten years                98,750     104,750
                                  ----------  ----------
                                     199,335     205,500
   Mortgage-backed securities      3,876,061   3,899,639
                                  ----------  ----------
                                  $4,075,396  $4,105,139
                                  ==========  ==========

   During the fourth quarter of 1997, the Company sold certain held-to-maturity securities with amortized cost of $300,000, which resulted in net realized gains of $1,000. As a result of these sales, all securities in the held-to-maturity category at December 31, 1997 (amortized cost of $2,921,430 and unrealized gains of $47,471) were transferred to the available-for-sale category. The decision to sell and transfer such securities was based primarily on changes in the availability of and yield on alternative investments.

   Proceeds from sales of available-for-sale securities were approximately $284,000 for 1997 and $530,000 for 1998. Gross gains of $9,200 for 1997 and
 $11,752 for 1998 and gross losses of $3,500 for 1997 and $7,415 for 1998 were realized on those sales.

   Notes receivable include $909,743 for 1997 and 1998 of loans made to entities which purchase, administer, and collect medical accounts receivable. The notes provide for interest at 20% payable semiannually and maturity dates primarily in 1999. These notes are collateralized by a portfolio of medical accounts receivable. The collateral for these notes also collateralizes certain of the Company's notes payable (see Note C).

 During 1998, an 8%, $240,000 ten-year first mortgage and an 8%, $50,000 ten-year second mortgage were received in conjunction with the sale of a building and related land for $300,000 which had a carrying value of $220,000. The transaction resulted in a gain of $80,000 which was deferred and is being recognized on the installment method until adequate down payment has been received. Notes receivable at December 31, 1998 include $199,000, net of remaining deferred gain of $73,000, relating to these mortgages.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998



NOTE C - NOTES PAYABLE

 Notes payable consist of the following at December 31:

                                                                                          1997            1998
                                                                                    --------------  --------------
    Mortgage payable to bank, payable in monthly installments of $2,292 through
    November 2006, including interest at 9.4%; collateralized by real estate           $    164,645  $         -

    Bank line of credit, interest payable monthly at an index determined by the bank (8.25% at December 31, 1998), due July 1, 1999; collateralized
    by personal guarantees of certain officers                                                    -      150,000

    Uncollateralized note payable to individual, interest payable annually
    at 8%, due April 18, 2000                                                                75,000       75,000

    Note payable to bank, payable in monthly installments of $690 through
    March 1999, including interest at 10.5%; collateralized by vehicle                       32,000       28,179

    Uncollateralized note payable to stockholder, interest payable at
    7.75%, due with the principal on September 15, 1999                                      30,000       32,325

    Uncollateralized note payable to individual, interest payable
    semiannually at 6.75%, due July 1, 2000                                                  30,000       30,000

    Uncollateralized note payable to stockholder, interest payable
    semiannually at 8%, due March 17, 2001                                                   50,000       50,000

    Uncollateralized note payable to stockholder, interest payable
    annually at 6.75%, due February 1, 2000                                                  50,000       50,000

    10% notes payable to individuals, the majority of which are stockholders, interest payable either semiannually or allowed to compound, maturing primarily in 1999; collateralized by a portfolio of medical accounts
    receivable (see Note B)                                                                 909,743       909,743
                                                                                         ----------    ----------
                                                                                         $1,341,388    $1,325,247
                                                                                         ==========    ==========



                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998

NOTE C - NOTES PAYABLE - CONTINUED

   The aggregate maturities of notes payable for years subsequent to December 31, 1998 are as follows:

        Year ending December 31

              1999                 $1,120,247
              2000                    155,000
              2001                     50,000
                                   ----------
                                   $1,325,247
                                   =========

NOTE D - STOCKHOLDERS' EQUITY

   On September 21, 1998, in conjunction with its initial public offering of common stock (see Note P), the following changes in capital structure were approved and effected:

    Each share of outstanding Class B common stock was exchanged for one share of Class A common stock and Class B common stock was eliminated.

    Class A common stock was redesignated as, simply, common stock.

    The par value of the common stock was changed from $.50 to $.01 and the authorized number of shares was increased from 2,000,000 to 5,000,000.

    A 5-for-2 stock split on common stock was effected.

    5,000,000 shares of $.001 par value preferred stock with rights and preference to be determined by the Board of Directors was created.

   These changes have been given retroactive effect in the accompanying consolidated financial statements.

        Convertible notes totaling $100,000 were converted into 76,920 common shares at the rate of $1.30 per share on June 30, 1997. Additionally, upon maturity, June 30, 1997, the holder of a $55,000 convertible note (convertible into approximately 42,307 shares of common stock at $1.30 per share) did not wish to convert. The Company, in an effort to raise additional capital, acquired the convertible note for $55,000 then offered the related conversion rights to existing stockholders on a basis consistent with their then-current ownership percentage. Conversion rights not otherwise accepted by existing stockholders were ultimately accepted by certain Company officers who are also stockholders. These officers accepted the conversion rights by issuing noninterest-bearing promissory notes payable, thereby committing to purchase 33,602 shares of common stock at $1.30 per share. These promissory notes and the Company's requirement to issue the related common stock have been reflected in the accompanying consolidated financial statements as stock subscriptions receivable and common stock subscribed. Through December 31, 1998, 12,207 common shares have been issued under this arrangement for $15,869 and at December 31, 1998, 30,100 common shares are subscribed under notes receivable of $39,130.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE E - INCOME TAXES

 The components of net deferred tax assets are as follows at December 31:

                                                                                                               1997        1998
                                                                                                            ----------  -----------
 Deferred tax assets
  Net operating loss carryforwards                                                                           $ 81,339    $ 110,289
  Policy reserves and policyholder funds                                                                       16,714       41,106
  Other                                                                                                         3,521       21,246
  Valuation allowance for deferred tax assets                                                                 (28,456)    (101,517)
                                                                                                             --------    ---------
                                                                                                               73,118       71,124
 Deferred tax liabilities
  Value of purchased insurance business                                                                             -      (37,055)
  Depreciation                                                                                                 (1,175)      (2,126)
                                                                                                             --------    ---------
                                                                                                               (1,175)     (39,181)
                                                                                                             --------    ---------
   Net deferred tax assets                                                                                   $ 71,943    $  31,943
                                                                                                             ========    =========

A reconciliation of income tax (expense) benefit at the statutory rate to the Company's effective rate is  as follows:
                                                                                                                1997        1998
                                                                                                             --------    ---------
 Expected statutory rate                                                                                           34%          34%
 Small life insurance company deduction                                                                           (20)         (20)
 Increase in valuation allowance                                                                                   (6)         (12)
 Other                                                                                                             (8)          (1)
                                                                                                             --------    ---------
                                                                                                                    -            1%
                                                                                                             ========    =========

   At December 31, 1998, the following operating loss carryforwards, which begin expiring in 2010, were available for tax purposes:

          SLC            $612,000
          SLAC             12,311
          BCLIC           118,000
          FBLIC            12,000

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE F - RELATED PARTY TRANSACTIONS

   The Company is affiliated with an insurance agency by common ownership and management. Prior to the fourth quarter of 1997, insurance regulatory requirements prohibited the Company from paying commissions to the agency for policies written as such policies were considered to be written by Company personnel. During the fourth quarter of 1997, regulatory authorities approved an agreement whereby the Company pays the agency 75% of the commission rate to which nonaffiliates are subject. During 1997 and 1998, commissions of approximately $5,800 and $4,000, respectively, were paid to this agency.

   From time to time, the Company makes advances to and receives advances from affiliates, generally officers and stockholders. Such advances have no specified repayment terms but are generally short-term in nature.

   During 1997, a note receivable of $27,500 from a company controlled by a stockholder was exchanged for services performed for the Company by the affiliated entity.

   During 1998, directors' fees of $33,000 were approved by the Board of Directors and paid through the issuance of 11,697 shares of common stock.

   Included in notes receivable at December 31, 1998 is a $25,000 note receivable from a stockholder. The note provides for interest at 8% payable in two installments. The note matures June 11, 1999 and is not collateralized.

NOTE G - COMMITMENTS AND CONTINGENCIES

   Under its annuity contracts, the Company is committed to credit interest on policyholder account balances at guaranteed rates. During the first policy year the guaranteed rates range up to 8.5%. After the first year the lowest guaranteed rate is 3%.

   Most states have established guaranty fund associations to ensure that policyholders receive the benefit of the insurance products they have purchased. The guaranty funds receive their funding through assessments to companies which write business in the respective states. The Company is liable for such mandatory assessments upon notification by the states; however, such assessments may be partially recovered through a reduction in future premium taxes.

   Certain investments with carrying values of $200,750 were pledged to regulatory authorities in accordance with statutory requirements at December 31, 1998. Additionally, certain policies issued are considered "registered" policies and require that assets, to the extent of the reserves, be pledged to the Insurance Department of the State of Louisiana. At December 31, 1998, debt securities available for sale, short-term investments, and real estate carried at approximately $130,000, $107,000, and $176,000, respectively, were pledged.

                           December 31, 1997 and 1998

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

   The Company leases office space in Louisiana under an operating lease agreement. In addition, the Company leases certain equipment used in operations. Rent expense under these leases for 1998 was $10,957. Minimum annual rentals for years subsequent to 1998 are:



            1999     $12,656
            2000       3,702
            2001       2,888
            2002         241
                     -------
                     $19,487
                     =======

 The Company is involved in various legal actions relating to its operation. Management believes that losses, if any, arising from such actions will not be material to the Company's consolidated financial statements.

NOTE H - STATUTORY CAPITAL AND SURPLUS

   SLC's insurance company subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the domiciliary state insurance department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements; however, the expected implementation date for this project is 2001 or later.

   SLAC is required to maintain statutory capital and surplus of at least $250,000 and, at December 31, 1997 and 1998, its statutory capital and surplus amounted to $375,000 and $360,000, respectively. SLAC cannot declare dividends which exceed the greater of 10% of statutory capital and surplus or the gain from operations of the preceding twelve months without the prior consent of the Oklahoma Commissioner of Insurance. The maximum dividend which may be paid in 1999 under this formula without prior consent is $36,000.

   FBLIC is required to maintain statutory capital and surplus of at least $100,000 and, at December 31, 1997 and 1998, its statutory capital and surplus amounted to $160,000 and $150,000, respectively. FBLIC cannot declare dividends which exceed the greater of 10% of statutory capital and surplus or the gain from operations of the preceding twelve months without the prior consent of the Texas Commissioner of Insurance. Certain other restrictions apply which are used only for stipulated premium companies. The maximum dividend which may be paid in 1999 under this formula without prior consent is $15,000.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998



NOTE H - STATUTORY CAPITAL AND SURPLUS - CONTINUED

   BCLIC is required to maintain statutory capital and surplus of at least $300,000 and, at December 31, 1998, its statutory capital and surplus amounted to $519,000. BCLIC cannot declare dividends which exceed the lesser of 10% of statutory capital and surplus or the net gain from operations of the preceding twelve months without the prior consent of the Insurance Department of the state of Louisiana. No dividends may be paid in 1999 without prior consent.

NOTE I - REGULATORY MATTERS

   At periodic intervals, the domiciliary state insurance department routinely examines the insurance company subsidiaries' statutory financial statements as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct that the subsidiaries' statutory financial statements be adjusted in accordance with their findings.

NOTE J - REINSURANCE

   The Company reinsures that portion of insurance risk which is in excess of its retention limits, generally under yearly renewable term contracts. Retention limits range up to $20,000 on life policies. Reinsurance premiums are recognized as a reduction of insurance premiums and other considerations over the policy term and totaled $20,000 for 1998.

   Reinsurance does not discharge or diminish the primary liability of the Company on the risks reinsured; however, it does serve to limit the Company's maximum loss on risks. The Company would be liable for the reinsurance risks ceded to other companies in the event that reinsurers were unable to meet their obligations.

   At December 31, 1997 and 1998, reinsurance recoverables on policy reserves were not significant.

NOTE K - EMPLOYMENT AGREEMENTS

   Effective April 1, 1997, the Company entered into employment agreements with the Company's Chief Executive Officer and President, both Company stockholders. The employment agreements provide, among other things, for six-year terms, base and maximum salaries, increases to base salaries subject to Board of Director approval, annual bonuses, and benefits.

   The agreements also provide each employee the right to purchase shares of common stock at a specified price per share during the first three years of the agreements. The number of shares available to the employees under these agreements is subject to grant by the Board of Directors; however, the difference between the option price and market price of all such shares must not be less than $5,000 each. At December 31, 1998, the Board of Directors had not granted any shares relating to these agreements.

   The agreements may be terminated by mutual consent, by the Company at its sole discretion without cause, or by the Company for cause, as defined. If the agreements are terminated for cause, as defined, severance payments of $50,000 are payable to each employee. If the agreements are terminated without cause, severance payments to each employee will be equivalent to the maximum salary over the term of the agreements less amounts previously paid, but not less than $360,000 for the President and $450,000 for the Chief Executive Officer.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE L - SEGMENT INFORMATION

   The Company has the following three reportable segments: mortgage services, life insurance, and corporate. The mortgage services segment which has been discontinued (see Note O) provides residential mortgage loan processing services to individuals. The life insurance segment sells annuity and other life insurance products. The corporate segment provides support to the Company's operating subsidiaries and provides financing to certain medical receivable factoring entities. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The reportable segments are distinct business units. Revenues from customers are all attributed to the United States. The following information about the three segments is for the years ended December 31, 1997 and 1998.


                                              Mortgage     Life
1997                                          services   insurance    Corporate     Totals
----                                          --------  -----------  -----------  -----------

 Revenues from customers                      $237,610  $    8,108   $        -   $  245,718
 Intersegment revenues                               -      12,627       26,424       39,051
 Investment income, including net realized
    gains on sale of investments                     2     304,239      200,218      504,459
 Interest expense                               15,612           -      115,440      131,052
 Depreciation and amortization                   5,627      11,248       52,276       69,151
 Income tax expense (benefit)                   16,327        (694)     (16,601)        (968)
 Segment loss                                   12,112      67,175      190,070      269,357
 Segment assets                                268,088   4,844,814    1,381,662    6,494,564
 Expenditures for segment assets                 9,467           -       46,000       55,467

 Reconciliation to Consolidated Amounts

 Revenues
    Total revenues for reportable segments
      Revenues from customers                                                     $  245,718
      Intersegment revenues                                                           39,051
      Investment income, including net realized gains on sale of investments         504,459
                                                                                  ----------
                                                                                     789,228
    Other revenues                                                                    31,819
    Elimination of interesegment revenues                                            (39,051)
    Discontinued operations                                                         (265,337)
                                                                                  ----------
          Total consolidated revenues                                             $  516,659
                                                                                  ==========

 Assets
    Total assets for reportable segments                                          $6,494,564
    Elimination of intersegment assets                                              (215,863)
                                                                                  ----------
                                                                                  $6,278,701
                                                                                  ==========



                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE L - SEGMENT INFORMATION - CONTINUED

                                              Mortgage      Life
1998                                          services   insurance   Corporate     Totals
----                                          ---------  ----------  ----------  ----------

 Revenues from customers                      $118,739   $  121,192  $        -  $  239,931
 Intersegment revenues                               -       12,708      11,745      24,453
 Investment income, including net realized
    gains on sale of investments                     -      392,253     211,418     603,671
 Interest expense                                1,434            -     129,191     130,625
 Depreciation and amortization                       -      239,482      63,075     302,557
 Income tax expense (benefit)                     (646)       3,100           -       2,454
 Segment (income) loss                         (32,499)     376,211     233,530     577,242
 Segment assets                                    528    7,231,895   1,423,094   8,655,517
 Expenditures for segment assets                     -        1,613           -       1,613

 Reconciliation to Consolidated Amounts

 Revenues
    Total revenues for reportable segments
      Revenues from customers                                                    $  239,931
      Intersegment revenues                                                          24,453
      Investment income, including net realized gains on sale of investments        603,671
                                                                                 ----------
                                                                                    868,055
    Other revenues                                                                   31,461
    Elimination of intersegment revenues                                            (24,453)
    Discontinued operations                                                        (118,739)
                                                                                 ----------
          Total consolidated revenues                                            $  756,324
                                                                                 ==========

 Assets
    Total assets for reportable segments                                         $8,655,517
    Elimination of intersegment assets                                             (249,427)
                                                                                 ----------
                                                                                 $8,406,090
                                                                                 ==========


                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1997 and 1998 as required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Company's consolidated financial instruments, is based upon the requirements of SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

   All of the Company's financial instruments are held for purposes other than trading. The fair values of debt and equity securities are estimated based on quoted market prices for those or similar investments. The carrying value of certain notes receivable and policy loans approximate fair value due to nominal interest rate changes subsequent to issuance. The fair value of other notes receivable is based on discounted future cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk. The carrying amounts of cash, cash equivalents, short-term investments, and receivables approximate fair values because of the short maturity of those assets. Cash surrender value is used in determining the fair value of investment contracts. Estimated fair value of notes payable is the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.


                                                           1997                  1998
                                                ----------------------  ----------------------
                                                 Carrying      Fair      Carrying      Fair
                                                  amount      value       amount      value
                                                ----------  ----------  ----------  ----------

   Financial assets
      Debt securities - available for sale      $2,968,901  $2,968,901  $4,105,139  $4,105,139
      Equity securities - available for sale        34,860      34,860      46,557      46,557
      Notes receivable                             959,743     959,743   1,241,468   1,315,000
      Short-term investments                             -           -     156,541     156,541
      Policy loans                                       -           -      18,142      18,142
      Cash and cash equivalents                  1,293,457   1,293,457   1,492,196   1,492,196
      Receivables                                  160,295     160,295     253,573     253,573

   Financial liabilities
      Policyholder account balances -
        investment contracts                    $4,445,490  $4,019,538  $4,975,587  $4,720,000
      Notes payable                              1,341,388   1,296,770   1,325,247   1,322,000

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE N - BUSINESS ACQUISITIONS

   In January 1998, in exchange for 100,000 shares of common stock (as adjusted - see Note D), the Company acquired BCLIC, a Louisiana corporation, in a business combination accounted for as a purchase. BCLIC is primarily engaged in the sale of life insurance products in Louisiana. The results of operations of BCLIC are included in the accompanying consolidated financial statements since the date of acquisition. Because the Company's common stock was not traded, its fair value was not reliably measurable. Therefore, the cost of the acquisition was estimated through measuring directly the fair values of BCLIC's assets and liabilities. The total cost of the acquisition, as estimated, was approximately $998,000. The estimated fair value of assets acquired was $2,051,746 and liabilities assumed were $1,053,291.

 The following summarized pro forma (unaudited) information for 1997 assumes the acquisition occurred as of January 1, 1997:

   Revenues                                     $1,020,580
   Net loss                                       (555,646)
   Basic and diluted loss per common share      $     (.28)

NOTE O - DISCONTINUED OPERATIONS

   In December 1998, the Company adopted a plan to sell the mortgage services segment to an officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits.

   Operating results of the mortgage services segment for the year ended December 31, 1998 are shown separately in the accompanying consolidated statements of operations. The consolidated statement of operations for 1997 has been restated and operating results of the mortgage services segment are also shown separately.

   Revenues of the mortgage services segment for 1997 and 1998 were $265,337 and $118,739, respectively. These amounts are not included in revenues in the accompanying consolidated statements of operations.

                   Summit Life Corporation and Subsidiaries

                           December 31, 1997 and 1998


NOTE P - INITIAL PUBLIC OFFERING

   During 1998, SLC began the process of an initial public offering, which went effective in January 1999, of up to 1,000,000 shares of its common stock. The initial public offering price of the shares is $5 per share, and the minimum purchase per subscriber is 100 shares. The offering will be terminated and all subscription funds will be returned to subscribers unless, on or before April 30, 1999, the Company has accepted subscriptions and payment in full for a minimum of 140,000 shares. If the minimum number of shares is sold, the Company thereafter may terminate the offering at any time and at less than the maximum offering. In no event will the offering extend beyond October 31, 1999. Until a minimum of 140,000 shares is sold, all subscribers' funds will be placed in a segregated escrow account. After the minimum offering is sold, subscribers' funds will be released from the escrow account and be available for use by the Company. Any subscription proceeds accepted after receipt and acceptance of subscription proceeds from 140,000 shares but before termination of the offering will not be deposited in escrow but will be available for immediate use by the Company. Also at December 31, 1998, the Company had offering costs of $110,000 which have been deferred and are included in other assets. Such costs will be charged against the gross proceeds of the offering if the minimum number of shares are sold; however, if the minimum number of shares is not sold and the offering is aborted, such costs will be charged to expense.

   The Company intends to use the proceeds to (i) fund the acquisition of Great Midwest Life Insurance Company (GMLIC) (see Note Q), (ii) repay debt, (iii) recruit agents, (iv) increase capital and surplus of the insurance subsidiaries, and (v) provide working capital and general corporate funds.

   Although the Company intends to make application to Nasdaq Stock Market, Inc. to list its common stock on the Nasdaq as soon as practicable, there can be no assurance that such application, when and if made, will be approved. Consequently, there can be no assurance that a regular trading market for the Company's common stock, other than the OTC Bulletin Board or the "pink sheets", will develop after completing this offering.

NOTE Q - SUBSEQUENT EVENTS

   On January 13, 1999, the Company acquired 100% of the outstanding common stock of GMLIC in a business combination accounted for as a purchase. GMLIC is primarily engaged in the sale of life insurance products and is licensed in the state of Texas. The results of operations of GMLIC will be included with the consolidated results of the Company for periods subsequent to acquisition. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrues interest at an index rate plus .5%, payable monthly, and matures July 9, 1999. GMLIC only prepares statutory basis financial statements; therefore, summarized pro forma information relating to revenues, net loss, and basic and diluted loss per common share, assuming the acquisition occurred as of January 1, 1998, was not practicable to determine.