Form 10QSB
period 1999-03-31
SUMMIT LIFE CORP
filed 1999-05-17
CIK 924963

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1999

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________to __________________.



                       Commission File Number 000-25253


                            SUMMIT LIFE CORPORATION
                            -----------------------
            (Exact name of registrant as specified in its charter)

     OKLAHOMA                                      73-1448244
     --------                                      ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


3021 Epperly Dr., P.O. Box 15808, Oklahoma City, Oklahoma          73155
---------------------------------------------------------          -----
        (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (405) 677-0781


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X      No____
                                      ------


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 14, 1999 was 2,200,071.

Transitional Small Business Disclosure Format (check one): Yes_____   No  X
                                                                         ----

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                                Page
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 1999 (unaudited) and
                  December 31, 1998..........................................................    3

                  Consolidated Statements of Operation - Three months ended
                  March 31, 1999 and 1998 (unaudited)........................................    5

                  Consolidated Statement of Stockholders' Equity - Three months ended
                  March 31, 1999 and 1998 (unaudited)........................................    6

                  Condensed Consolidated Statement of Cash Flows - Three months ended
                  March 31, 1999 and 1998 (unaudited)........................................    7

                  Notes to Consolidated Financial Statements (unaudited).....................    8

        Item 2.   Management's Discussion and Analysis or Plan of Operation..................    9

PART II.          OTHER INFORMATION

        Item 2.   Changes in Securities and Use of Proceeds..................................   13

        Item 6.   Exhibits and Reports on Form 8-K...........................................   13

        Signatures...........................................................................   14

                   Summit Life Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                    ASSETS

                                                                                March 31, 1999          December 31, 1998
                                                                             --------------------     --------------------
                                                                                   (Unaudited)
INVESTMENTS
     Debt securities-available for sale                                            $4,188,787                 $4,105,139
     Equity securities-available for sale                                              47,720                     46,557
     Notes receivable                                                                 922,054                  1,241,468
     Short-term investments                                                           596,541                    156,541
     Policy loans                                                                      50,507                     18,142
     Investment real estate, net of depreciation                                       78,857                     73,251
                                                                                  -----------                -----------
                                                                                    5,884,466                  5,641,098

CASH AND CASH EQUIVALENTS                                                           1,902,252                  1,492,196

RECEIVABLES
     Accrued investment income                                                        199,931                    240,417
     Other                                                                             31,596                     13,156
                                                                                  -----------                -----------
                                                                                      231,527                    253,573

PROPERTY AND EQUIPMENT-AT COST
     Building and improvements                                                        117,209                    115,853
     Furniture and equipment                                                          129,486                    132,811
     Automobiles                                                                       54,015                     45,275
                                                                                  -----------                -----------
                                                                                      300,710                    293,939
         Less accumulated depreciation                                                (68,133)                   (63,382)
                                                                                  -----------                -----------
                                                                                      232,577                    230,557
     Land                                                                              56,000                     56,000
                                                                                  -----------                -----------
                                                                                      288,577                    286,557
OTHER ASSETS
     Cost in excess of net assets of businesses
           acquired, less accumulated amortization                                     97,539                    106,918
     Deferred policy acquisition costs                                                 20,926                     20,926
     Value of purchased insurance business                                            639,234                    272,465
     Land and building held for sale                                                  174,066                    176,153
     Deferred income taxes                                                                 --                     31,943
     Other                                                                             16,202                    124,261
                                                                                  -----------                -----------
                                                                                      947,967                    732,666

                                                                                  -----------                -----------

                                                                                   $9,254,789                 $8,406,090
                                                                                  ===========                ===========

The accompanying notes are an integral part of these interim financial statements

                   Summit Life Corporation and Subsidiaries

                          Consolidated Balance Sheets

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31, 1999        December 31, 1998
                                                                  ------------------    ---------------------
                                                                     (Unaudited)
LIABILITIES
     Policy reserves and policyholder funds                             $ 6,094,598             $ 6,027,599
     Accounts payable                                                        51,061                  51,061
     Accrued liabilities                                                    132,886                 209,353
     Notes payable                                                        1,739,642               1,325,247
     Deferred income taxes                                                    1,989                      --
     Other liabilities                                                           --                  16,000
                                                                    ---------------         ---------------
                                                                          8,020,176               7,629,260

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value                                            21,843                  20,547
     Additional paid-in capital                                           2,615,812               2,079,661
     Common stock subscribed                                                 39,130                  39,130
     Accumulated other comprehensive income                                  24,638                  25,985
     Accumulated deficit                                                 (1,427,680)             (1,349,363)
            Less stock subscriptions receivable                             (39,130)                (39,130)
                                                                    ---------------         ---------------
                                                                          1,234,613                 776,830

                                                                    ---------------         ---------------
                                                                        $ 9,254,789             $ 8,406,090
                                                                    ===============         ===============


The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries

                                         Consolidated Statements of Operation
                                                     (Unaudited)

                                                                                       March 31,
                                                                           ----------------------------------
                                                                                1999               1998
                                                                           ------------       ---------------
Revenues
     Insurance premiums and other considerations                               $   83,172         $   32,874
     Investment income                                                            151,899            141,921
     Net realized gains (losses) on sale of investments                             2,763              1,489
     Other                                                                         18,140                  --
                                                                            -------------     ---------------
                                                                                  255,974            176,284

Benefits, losses and expenses
     Policy benefits                                                               18,172             22,350
     Change in policy reserves                                                     (6,630)           (34,143)
     Interest expense                                                              28,638             36,708
     Taxes, licenses and fees                                                      14,158              7,185
     Depreciation and amortization                                                 56,070             94,796
     General, administrative and other operating exp.                             235,821            150,498
                                                                            -------------     --------------
                                                                                  346,229            277,394
                                                                            -------------     --------------

         Loss from cont. operations before inc. taxes                             (90,255)          (101,110)

Income tax provision                                                                1,157                531
                                                                            -------------     --------------

         Loss from continuing operations                                       $  (89,098)        $ (100,579)

Income from operations of discontinued segment                                     10,781             12,990
                                                                            -------------     --------------

         NET LOSS                                                              $  (78,317)        $  (87,589)
                                                                            =============     ==============

Basic and diluted loss per common share
     From continuing operations                                                     (0.04)             (0.05)
     From discontinued operations                                                      --               0.01
                                                                            -------------     --------------

         NET LOSS                                                                   (0.04)             (0.04)
                                                                            =============     ==============

Weighted average outstanding common shares,
     basic and diluted                                                          2,086,412          2,027,968
                                                                            =============     ==============



The accompanying notes are an integral part of these interim financial statements

                   Summit Life Corporation and Subsidiaries

                Consolidated Statement of Stockholders' Equity

                      Three Months Ending March 31, 1999
                                  (Unaudited)

                                                Common Stock
                                           ----------------------                          Accum. Other
                                              Shares                Additional    Common   Comprehensive                 Stock
                                               Out-         Par       paid-in      stock       income   Accumulated  subscriptions
                                   Total     standing      Value      capital    subscribed    (loss)       deficit    receivable
                                ---------------------------------------------------------------------------------------------------
Balance at January 1, 1999      $  776,830   2,054,735    $20,547    $2,079,661    $39,130    $25,985    $(1,349,363)   $(39,130)

Common stock net of offerings
 expenses of $110,488           $  537,447     129,587      1,296       536,151          -          -                          -

Comprehensive income
 Net loss                       $  (78,317)          -          -             -          -          -        (78,317)          -
 Other comprehensive income
 Unrealized loss on investments $   (1,347)          -          -             -          -     (1,347)             -           -

  Comprehensive income          $  (79,664)
                                -------------------------------------------------------------------------------------------------
Balance at March 31, 1999       $1,234,613   2,184,322    $21,843    $2,615,812    $39,130    $24,638    $(1,427,680)   $(39,130)
                                =================================================================================================

    The accompanying notes are an integral part of these interim financial statements.

                   Summit Life Corporation and Subsidiaries

                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                     ----------------------------------
                                                                          1999                  1998
                                                                     -----------            -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities                 $   (65,193)           $   (60,584)

Net cash provided by (used in) investing activities                      (2,207)               (55,939)

Net cash provided by (used in) financing activities                     477,456                324,991
                                                                    ------------           ------------
     NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                                     410,056                208,468

Cash and cash equivalents at the beginning of the period              1,492,196              1,293,457
                                                                    ------------           ------------

Cash and cash equivalents at the end of the period                  $ 1,902,252            $ 1,501,925
                                                                    ============           ============

                   Summit Life Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the three months ended March 31, 1999. For further information, refer to the consolidated annual financial statements and footnotes thereto for the three months ended March 31, 1998.

NOTE B - PURCHASE OF GREAT MIDWEST LIFE INSURANCE COMPANY

On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest Life Insurance Company (GMLIC) in a business combination accounted for as a purchase. GMLIC is primarily engaged in the sale of life insurance products and is licensed in the state of Texas. The results of operations of GMLIC are included in the results for the first quarter of 1999. The total cost of the acquisition was approximately $939,000 consisting of cash of $607,000 and a promissory note of $332,000 payable in equal installments over three years.

As a part of the Texas Department of Insurance approval of the acquisition of GMLIC by the Company, the Company was required to increase the statutory capital and surplus through a series of transactions which included merging Family Benefit Life Insurance Company, a wholly owned subsidiary of the Company, with GMLIC. The Texas Department of Insurance issued final approval of this merger transaction on April 15, 1999 with an effective date of February 1, 1999.

NOTE C - INITIAL PUBLIC OFFERING

The Company's initial public offering became effective in January 1999. Through March 31, 1999, 129,587 shares have been issued pursuant to this offering, resulting in gross proceeds of approximately $648,000. Included in the gross proceeds of the offering is approximately $341,000 (68,141 shares) from certain individuals who previously held notes payable from the Company. Upon maturity of the notes payable, the individuals chose to invest in the Company's common stock pursuant to the offering. The offering can extend to October 31, 1999 unless otherwise terminated by the Company.

NOTE D - SUBSEQUENT EVENTS

The Board of Directors approved the issuance of 5,000 shares of a new series of preferred stock during a board meeting held on April 23, 1999. The preferred stock provides for a liquidation preference of $100 per share and annual dividends of $10 per share, which are cumulative.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

     Although the Company's primary focus is its life insurance operations, it also provides financing to medical accounts receivable factoring entities. During the last quarter of 1998, the Company disposed of its mortgage loan processing operations. The Company's life insurance operations and discontinued mortgage service operations are reported as a separate business segment in the Company's financial statements included elsewhere in this Report.

Results of Operations

     Discontinued Operations

     In December 1998, the Company adopted a plan to sell the mortgage services segment to an officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits. Operating results of the mortgage services segment for the three months ended March 31, 1999 and 1998 are shown separately in the consolidated statements of operations included elsewhere in this Report.

     Three Months Ended March 31, 1999 Compared to Three Months ended March 31, 1998

     Assets/Liabilities/Stockholders' Equity. Total assets were $9,254,789 at March 31, 1999, compared to $8,406,090 at December 31, 1998, an increase of 10%. The increase was due to the acquisition of Great Midwest Life Insurance Company ("Great Midwest") in January 1999, as well as continued growth in the sales of the Company's annuity and life products.

     Total liabilities (primarily insurance reserves for future benefits) were $ $8,020,176 at March 31, 1999, compared to $7,629,260 at December 31, 1998, an increase of 5%. The increase was due primarily to increased borrowings related to the acquisition of Great Midwest, as well as growth in annuity reserves.

Total stockholders' equity was $1,234,613 at March 31, 1999, compared to $776,830 at December 31, 1998, an increase of 59%. The increase was primarily due to sales of the Company's common stock pursuant to an ongoing public offering commenced in January 1999.

     Revenue. Revenues attributable to the life insurance segment increased 153% from $32,874 to $83,172 for the three months ended March 31, 1999, compared to the same period ended March 31, 1998. The increase was due mainly to the acquisition of Great Midwest, and reflects a shift in the "mix" of insurance products sold by the Company. Prior to 1998, the Company primarily sold annuities, the premiums for which are recorded differently than those for regular life insurance products. Premiums received on deferred annuities and annuities without life contingencies (i.e., investment contracts) are recorded as deposits into the policyholder's account balance, rather than as revenues. Revenues relating to these contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues when received, as are premiums for certain annuities with life contingencies, including selection of annuity settlement options with life contingencies.

     Investment income increased 7.0%, from $141,921 for the three months ended March 31, 1998 to $151,899 for the three months ended March 31, 1999, primarily as a result of the growth of assets.

     Costs and Expenses. Total expenses increased 25% from $277,394 to $346,229 for the three months ended March 31, 1998 and 1999, respectively. Such increase was primarily attributable to the expenses associated with the Company's status as a reporting public company, as well as amortization of value of purchased insurance business relating to Great Midwest. Such amortization is expected to continue, but at reduced levels, over the premium-paying life of the acquired policies.

     Losses. The Company reported a decrease in net loss of 11%, reporting a net loss of $78,317 for the three months ended March 31, 1999, compared to a net loss of $87,589 for the three months ended March 31, 1998. The decrease in net loss was due primarily to the Company's realization of its growth strategy and continued control of expenses.

     The Company's loss per share from continuing operations decreased to $0.04 per share for the three months ended March 31, 1999, compared to a loss of $0.05 per share for the three months ended March 31, 1998. Net loss per share for the comparable periods remained constant at $.04 per share. The weighted average shares outstanding for each period, taking into the account the 5-for-2 stock split effected in September 1998, were 2,086,412 for 1999 and 2,027,968 for 1998.

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

     A significant number of the life insurance policies issued by BCLIC, the Louisiana life insurance company acquired by the Company in January 1998, contained a feature which provided that after paying premiums on the policy for eight years the policyholder could elect to (i) continue paying premiums and the death benefit coverage would double or (ii) convert to a paid-up policy with the original death benefit coverage if the cash value and accumulated policy dividends were sufficient. In response to inquiries from policyholders that had completed their eighth year of premiums in 1997, BCLIC notified the policyholders that, because policy dividends had not been paid, the option to convert to a paid-up policy with the original death benefit was not available and the only options were to continue paying premiums and receive "double coverage" or exercise one of the nonforfeiture provisions, i.e., surrender the policy for its cash surrender value or convert to reduced paid-up or extended term coverage. Management believes that the nature of BCLIC's notification in 1997 encouraged policy surrender rather than policy continuation, thus resulting in a large number of policies surrendered. Although the continued surrender or lapse of BCLIC's policies at a similar or increased rate could have an adverse effect on the Company's operations, BCLIC is now actively encouraging policy continuation, and policy surrenders have been reduced to two surrenders for the three months ended March 31, 1999, compared to 18 policy surrenders for the three months ended March 31, 1998.

     Capital Resources

     Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 1999, with amounts borrowed thereunder bearing interest at prime. At March 31, 1999, $150,000 was outstanding under the line of credit. In April 1999, the Company repaid $100,000 of the outstanding amount and, as of the date of this Report, the Company has $50,000 available under the credit facility.

     Generally, the Company has financed its loans to medical receivable factoring entities from collateralized notes payable to individuals. The loans and the notes payable generally have corresponding three-year terms with interest paid semiannually or allowed to compound.

     On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrues interest at an index rate plus .5%, payable monthly, and matures July 9, 1999.

     On January 11, 1999, a registration statement relating to a $5 million public offering of the Company's common stock was declared effective by the Securities and Exchange Commission (the "SEC"). In accordance with the terms of the offering, the Company escrowed offering proceeds with UMB Oklahoma Bank, National Association, until the minimum offering of $700,000 had been obtained. As of the date of this Report, an aggregate on $726,680 has been received by the Company, representing the sale of 145,336 shares of common stock pursuant to the offering. Pursuant to the registration statement, the Company may continue its offering until October 31, 1999, or elect to terminate the offering at any time prior to such date and at less than the maximum offering. In no event, however, will the Offering extend beyond October 31, 1999. The Company plans to use a portion of the proceeds of the offering to repay the $350,000 bank borrowing incurred to fund the acquisition of Great Midwest.

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

                          Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

     In January 1999, the Company commenced an initial public offering ("IPO") of a minimum of 140,000 shares, and a maximum of 1,000,000 shares, of common stock, par value $.01 per share (the "Common Stock"), at a public offering price of $5.00 per share, pursuant to the Company's final prospectus dated January 11, 1999 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form SB-2, which was declared effective by the SEC (SEC File No. 333-65097) on January 11, 1999. Pursuant to the registration statement, the Company may continue its offering until October 31, 1999, or elect to terminate the offering at any time prior to such date and at less than the maximum offering. In no event, however, will the offering extend beyond October 31, 1999. The shares of Common Stock are being offered directly to potential subscribers on a direct participation basis by the Company. Offers and sales are made only through directors and executive officers of the Company, none of whom receive any commissions or other form of remuneration in connection with the sale of shares.

     As of the date of this Report, an aggregate of $726,680 has been received by the Company, representing the sale of 145,336 shares of Common Stock pursuant to the IPO. The aggregate amount of expenses incurred by the Company through March 31, 1999 in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO to date were approximately $110,000, consisting of legal, accounting and printing costs. None of such amounts were paid to underwriters. None of the expenses paid by the Company in connection with the IPO were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

     At the date of this Report, the net proceeds to the Company from the IPO, after deducting offering expenses, were approximately $616,680.

     As of March 31, 1999, the Company had not applied any of the net proceeds to any of the stated uses described in the Prospectus.


Item 6. Exhibits and Reports on Form 8-K

     (a)    Exhibits


            Exhibit
            Number                        Exhibit
        -------------       -----------------------------------------
             27.1*          Financial Data Schedule

           * Filed electronically herewith

     (b)     Reports on Form 8-K

             On January 29, 1999, the Company filed a Form 8-K reporting the acquisition of Great Midwest. No financial statements were filed as a part of the Report on Form 8-K.

                                  SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SUMMIT LIFE CORPORATION
                                  an Oklahoma corporation



Date: May 14, 1999                /s/ Charles L. Smith
                                  --------------------------------------------
                                  Charles L. Smith
                                  President and Chief Operating Officer



Date: May 14, 1999                /s/ Quinton L. Hiebert
                                  --------------------------------------------
                                  Quinton L. Hiebert
                                  Vice-President and Chief Financial Officer