Form 10QSB
period 1999-06-30
SUMMIT LIFE CORP
filed 1999-08-11
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from _____ to _____ .





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


         3021 Epperly Dr., P.O. Box 15808, Oklahoma City, Oklahoma 73155
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (405) 677-0781
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X         No____


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 14, 1999 was 2,248,605.

Transitional Small Business Disclosure Format (check one):   Yes      No  X



                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                            Page


     PART I.        FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Consolidated Balance Sheets - June 30, 1999 (unaudited) and
                    December 31, 1998........................................................ 3

                    Consolidated Statements of Operation - Three months and Six months ended
                    June 30, 1999 and 1998 (unaudited)....................................... 5

                    Consolidated Statement of Stockholders' Equity - Six months ended
                    June 30, 1999 (unaudited)................................................ 6

                    Condensed Consolidated Statement of Cash Flows - Six months ended
                    June 30, 1999 and 1998 (unaudited)....................................... 7

                    Notes to Consolidated Financial Statements (unaudited) .................. 8

            Item 2. Management's Discussion and Analysis or Plan of Operation................ 9

     PART II.       OTHER INFORMATION

            Item 2. Changes in Securities and Use of Proceeds................................ 14

            Item 6. Exhibits and Reports on Form 8-K......................................... 14

            Signatures....................................................................... 15






                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                      June 30, 1999  December 31, 1998
                                                       (Unaudited)
INVESTMENTS

      Debt securities-available for sale               $ 3,976,271    $ 4,105,139
      Equity securities-available for sale                  73,791         46,557
      Notes receivable                                     277,556      1,241,468
      Short-term investments                                  --          156,541
      Policy loans                                          58,549         18,142
      Investment real estate, net of depreciation           73,405         73,251
                                                       -----------    -----------
                                                         4,459,572      5,641,098

CASH AND CASH EQUIVALENTS                                2,796,187      1,492,196

RECEIVABLES
      Accrued investment income                             68,203        240,417
      Other                                                  9,950         13,156
                                                       -----------    -----------
                                                            78,153        253,573
PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                            117,294        115,853
      Furniture and equipment                              128,409        132,811
      Automobiles                                           54,015         45,275
                                                       -----------    -----------
                                                           299,718        293,939
             Less accumulated depreciation                 (70,452)       (63,382)
                                                       -----------    -----------
                                                           229,266        230,557
      Land                                                  56,000         56,000
                                                       -----------    -----------
                                                           285,266        286,557
OTHER ASSETS

      Cost in excess of net assets of businesses
             acquired, less accumulated amortization       138,160        106,918
      Deferred policy acquisition costs                     20,926         20,926
      Value of purchased insurance business                621,229        272,465
      Land and building held for sale                      173,616        176,153
      Deferred income taxes                                   --           31,943
      Other                                                 39,006        124,261
                                                       -----------    -----------
                                                           992,937        732,666
                                                       -----------    -----------

                                                       $ 8,612,115    $ 8,406,090
                                                       ===========    ===========

     The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
                                                   (Unaudited)

LIABILITIES

      Policy reserves and policyholder funds       $ 6,137,261    $ 6,027,599
      Accounts payable                                   4,822         51,061
      Accrued liabilities                               12,732        209,353
      Notes payable                                    759,834      1,325,247
      Deferred income taxes                              1,989           --
      Other liabilities                                 30,103         16,000
                                                   -----------    -----------
                                                     6,946,741      7,629,260

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                      22,676         20,547
      Preferred stock, $.001 par value                       5           --
      Additional paid-in capital                     3,409,219      2,079,661
      Common stock of parent held by
      subsidiary                                       (95,000)          --
      Common stock subscribed                             --           39,130
      Accumulated other comprehensive income           (58,515)        25,985
      Accumulated deficit                           (1,613,011)    (1,349,363)
             Less stock subscriptions receivable          --          (39,130)
                                                   -----------    -----------
                                                     1,665,374        776,830
                                                   -----------    -----------

                                                   $ 8,612,115    $ 8,406,090
                                                   ===========    ===========



The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                      Consolidated Statements of Operation

                                   (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                     June 30,
                                                 --------------------------    --------------------------
                                                    1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------

Revenues
      Insurance premiums                         $    55,819    $    32,678    $   138,991    $    65,552
      Investment income                              144,698        136,007        296,597        277,928
      Net realized gains (losses)
      Other                                            5,792          5,602         23,932          5,602
                                                 -----------    -----------    -----------    -----------
                                                     206,309        174,510        462,283        350,794

Benefits, losses and expenses

      Policy benefits                                 35,199         42,695         53,371         65,045
      Change in policy reserves                      106,359        129,551         99,729         95,408
      Interest expense                                42,234         13,248         70,872         49,956
      Taxes, licenses and fees                        10,005          7,757         24,163         14,942
      Depreciation and amortization                   40,187         95,610         96,257        190,406
      General, administrative and
       other operating expenses                      156,627        149,423        392,448        299,921
                                                 -----------    -----------    -----------    -----------
                                                     390,611        438,284        736,840        715,678
                                                 -----------    -----------    -----------    -----------

             Loss from cont. operations
              before income taxes                   (184,302)      (263,774)      (274,557)      (364,884)

Income tax provision                                    (400)          --              757            531


             Loss from continuing operations     $  (184,702)   $  (263,774)   $  (273,800)   $  (364,353)


Income from operations of discontinued segment          (630)        10,570         10,151         23,560
                                                 -----------    -----------    -----------    -----------

             NET LOSS                            $  (185,332)   $  (253,204)   $  (263,649)   $  (340,793)
                                                 ===========    ===========    ===========    ===========
Loss per common share -
         Basic and diluted
      From continuing operations                 $     (0.09)         (0.13)   $     (0.13)   $      0.18)
      From discontinued operations                      --             0.01           --             0.01
                                                 -----------    -----------    -----------    -----------

             NET LOSS                            $     (0.09)   $     (0.12)   $     (0.13)   $     (0.17)
                                                 ===========    ===========    ===========    ===========
Weighted average outstanding common shares,
      basic and diluted                            2,216,464      2,050,519      2,142,485      2,039,890
                                                 ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these interim financial statements.



                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ending June 30, 1999

                                   (Unaudited)

                                                          Common Stock          Preferred Stock
                                                          ------------          ---------------
                                                                                  Shares                     Additional
                                                      Shares           Par        Out-           Par         paid-in
                                        Total         Issued           Value      standing       Value        capital
                                        -----         --------         -----      --------       -----      -----------

Balance at January 1, 1999           $   776,830      2,054,735   $    20,547          --     $      --     $ 2,079,661

Sale of common stock net of offering
  expenses of $110,488                   708,362        163,770         1,638          --            --         706,724

Sale of preferred stock                  489,200           --            --           4,892             5       489,195

Collection of stock subscriptions
  receivable                              39,130         30,100           301          --            --          38,829

Issuance of common stock of
  Parent to subsidiary                      --           19,000           190          --            --          94,810

Comprehensive income
   Net loss                             (263,649)          --            --            --            --            --

  Other comprehensive income
    Unrealized loss on investments       (84,500)          --            --            --            --            --
                                     -----------
        Comprehensive income            (348,149)
                                     -----------   -----------   -----------   -----------    -----------   -----------

Balance at June 30, 1999             $ 1,665,373      2,267,605   $    22,676         4,892   $         5   $ 3,409,219
                                     ===========    ===========   ===========   ===========   ===========   ===========


                                                     Accum. Other                                  Common
                                                    -------------                                 Stock of
                                        Common      Comprehensive                     Stock      Parent Held
                                        stock         income        Accumulated   subscriptions      by
                                      subscribed       (loss)          deficit      receivable    Subsidiary
                                      ----------       -------      -----------   --------------    ----------

Balance at January 1, 1999            $    39,130    $    25,985    $(1,349,363)   $ (39,130) $           --

Common stock net of offering
  expenses of $110,488                       --             --             --               --            --

Sale of preferred stock                      --             --             --               --            --

Collection of stock subscriptions
  receivable                              (39,130)          --             --             39,130          --

Issuance of common stock of
  Parent to subsidiary                       --             --             --               --         (95,000)

Comprehensive income
   Net loss                                  --             --         (263,649)            --            --

  Other comprehensive income
    Unrealized loss on investments        (84,500)          --             --                             --

        Comprehensive income
                                      -----------    -----------     -----------    -----------    -----------

Balance at June 30, 1999              $      --      $   (58,515)   $(1,613,012)   $        --     $   (95,000)
                                      ===========    ===========    ===========    =============   ===========


The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                               Six Months Ended

                                                                    June 30,
                                                           --------------------------
                                                               1999          1998
                                                           -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $  (276,583)   $    (1,050)

Net cash provided by (used in) investing activities          1,351,537        206,748

Net cash provided by (used in) financing activities            229,037        255,152

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                               1,303,991        460,850

Cash and cash equivalents at the beginning of the period     1,492,196      1,293,457
                                                           -----------    -----------
Cash and cash equivalents at the end of the period         $ 2,796,187    $ 1,754,307
                                                           ===========    ===========

                    Summit Life Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 1998.

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

NOTE C - INITIAL PUBLIC OFFERING

The Company's initial public offering became effective in January 1999 and closed effective June 30, 1999. Through June 30, 1999, 163,770 shares have been issued pursuant to this offering, resulting in gross proceeds of approximately
$818,850. Included in the gross proceeds of the offering is approximately $341,000 (68,141 shares) from certain individuals who previously held notes payable from the Company. Upon maturity of the notes payable, the individuals chose to invest in the Company's common stock pursuant to the offering.

NOTE D - PREFERRED STOCK

On April 23, 1999, the Board of Directors approved the issuance of 5,000 shares of nonvoting Series A Preferred Stock. The Series A Preferred Stock provides for annual dividends of 10% which are cumulative and for a liquidation preference of $100 per share. During the second quarter of 1999, the Company issued 4,892 shares of Series A Preferred Stock resulting in gross proceeds of approximately $489,200. The effect of preferred stock dividends on the loss to common shareholders was $6,115 for the three months and the six months ended June 30, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the
Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998 under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

         Although the Company's primary focus is its life insurance operations, it also provides financing to medical accounts receivable factoring entities. During the last quarter of 1998, the Company disposed of its mortgage loan processing operations.

Results of Operations

         Discontinued Operations

         In December 1998, the Company adopted a plan to sell the mortgage services segment to a then officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits. Operating results of the mortgage services segment for the three months and six months ended June 30, 1999 and 1998 are shown separately in the consolidated statements of operations included elsewhere in this Report.

         Six Months Ended June 30, 1999 Compared to Six Months ended June 30,
         1998

         Assets/Liabilities/Stockholders' Equity. Total assets were $8,612,115 at June 30, 1999, compared to $8,406,090 at December 31, 1998, an increase of 2%. The increase was due to the acquisition of Great Midwest Life Insurance Company ("Great Midwest") in January 1999, continued growth in the sales of the Company's annuity and life products, as well as the Company's initial public offering (the "IPO") of common stock and its private placement of preferred stock. The increases attributable to the Company's IPO and preferred stock sales were offset partially by debt repayments. See "-Liquidity and Capital Resources."

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $6,946,741 at June 30, 1999, compared to $7,629,260 at December 31, 1998, a decrease of 9%. The decrease was due primarily to repayment of a portion of the Company's outstanding debt.

         Total stockholders' equity was $1,665,374 at June 30, 1999, compared to $776,830 at December 31, 1998, an increase of 114%. The increase was primarily due to sales of the Company's common stock pursuant to the IPO as well as the private placement of preferred stock.

         Revenue. Revenues attributable to the life insurance segment increased 112% from $65,552 to $138,991 for the six months ended June 30, 1999, compared to the same period ended June 30, 1998. The increase was due primarily to the acquisition of Great Midwest, and reflects a shift in the "mix" of insurance products sold by the Company. Prior to 1998, the Company primarily sold annuities, the premiums for which are recorded differently than those for regular life insurance products. Premiums received on deferred annuities and annuities without life contingencies (i.e., investment contracts) are recorded as deposits into the policyholder's account balance, rather than as revenues. Revenues relating to these contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues when received, as are premiums for certain annuities with life contingencies, including selection of annuity settlement options with life contingencies.

         Investment income increased 6.7%, from $277,928 for the six months ended June 30, 1998 to $296,597 for the six months ended June 30, 1999, primarily as a result of the growth of assets.

         Costs and Expenses. Total expenses increased 3% from $715,678 to $736,840 for the six months ended June 30, 1998 and 1999, respectively. Such increase was primarily attributable to the expenses associated with the Company's status as a reporting public company, as well as amortization of value of purchased insurance business relating to Great Midwest and Benefit Capital. Such amortization is expected to continue, but at reduced levels, over the premium-paying life of the acquired policies.

         Losses. The Company reported a decrease in net loss of 23%, reporting a net loss of $263,649 for the six months ended June 30, 1999, compared to a net loss of $340,793 for the six months ended June 30, 1998. The decrease in net loss was due primarily to the Company's realization of its growth strategy and continued control of expenses.

         The Company's loss per share from continuing operations decreased to $0.13 per share for the six months ended June 30, 1999, compared to a loss of $0.18 per share for the six months ended June 30, 1998. Net loss per share for the comparable periods was $0.13 and $0.17 per share, respectively.

Three Months Ended June 30, 1999 Compared to Three Months ended June 30, 1998

         Revenue. Revenues attributable to the life insurance segment increased 170% from $32,678 to $55,819 for the three months ended June 30, 1999, compared to the same period ended June 30, 1998. The Increase was due primarily to the acquisition of Great Midwest, and reflects a shift in the "mix" of insurance products sold by the Company. Prior to 1998, the Company primarily sold annuities, the premiums for which are recorded differently than those for regular life insurance products. Premiums received on deferred annuities and annuities without life contingencies (i.e., investment contracts) are recorded as deposits into the policyholder's account balance, rather than as revenues. Revenues relating to these contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues where received, as are premiums for certain annuities with life contingencies, including selection of annuity settlement options with life contingencies.

         Investment income increased 6.4%, from $136,007 for the three months ended June 30, 1998 to $144,698 for the three months ended June 30, 1999, primarily as a result of the growth of assets.

         Costs and Expenses. Total expenses decreased 11% from $438,284 to $390,611 for the three months ended June 30, 1998 and 1999, respectively. Such decrease was primarily attributable to the reduced amortization expense associated with Benefit Capital. Management has been successful in reducing surrenders and conserving existing business resulting in lower amortization charges as the life of the policies is extended over a longer period of time. Such amortization is expected to continue, but at reduced levels, over the premium-paying life of the acquired policies.

         Losses. The Company reported a decrease in net loss of 27%, reporting a net loss of $185,332 for the three months ended June 30, 1999, compared to a net loss of $253,204 for the three months ended June 30, 1998. The decrease in net loss was due primarily to the Company's realization of its growth strategy and continued control of expenses.

         The Company's loss per share from continuing operations decreased to $0.09 per share for the three months ended June 30, 1999, compared to a loss of $0.13 per share for the three months ended June 30, 1998. Net loss per share for the comparable periods was $0.09 and $0.12 per share, respectively.

Liquidity and Capital Resources

         Liquidity

         The principal requirements for liquidity in connection with the Company's operations are its contractual obligations to policyholders and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. Payment of surrender benefits is a function of "persistency," which is the extent to which insurance policies are maintained by the policyholder. Policyholders sometimes do not pay premiums, thus causing their policies to lapse, or policyholders may choose to surrender their policies for their cash surrender value. If actual experience is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and profits associated with the policy.

         A significant number of the life insurance policies issued by BCLIC, the Louisiana life insurance company acquired by the Company in January 1998, contained a feature which provided that after paying premiums on the policy for eight years the policyholder could elect to (i) continue paying premiums and the death benefit coverage would double or (ii) convert to a paid-up policy with the original death benefit coverage if the cash value and accumulated policy dividends were sufficient. In response to inquiries from policyholders that had completed their eighth year of premiums in 1997, BCLIC notified the policyholders that, because policy dividends had not been paid, the option to convert to a paid-up policy with the original death benefit was not available and the only options were to continue paying premiums and receive "double coverage" or exercise one of the nonforfeiture provisions, i.e., surrender the policy for its cash surrender value or convert to reduced paid-up or extended term coverage. Management believes that the nature of BCLIC's notification in 1997 encouraged policy surrender rather than policy continuation, thus resulting in a large number of policies surrendered. Although the continued surrender or lapse of BCLIC's policies at a similar or increased rate could have an adverse effect on the Company's operations, BCLIC is now actively encouraging policy continuation, and policy surrenders have been reduced to seven surrenders for the six months ended June 30, 1999, compared to 24 policy surrenders for the six months ended June 30, 1998.

         Capital Resources

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2000, with amounts borrowed thereunder bearing interest at prime plus .5%. At June 30, 1999, $50,000 was outstanding under the line of credit and, as of the date of this Report, the Company has $100,000 available under the credit facility.

         Generally, the Company has financed its loans to medical accounts receivable factoring entities from collateralized notes payable to individuals. The loans and the notes payable generally had corresponding three-year terms with interest paid semiannually or allowed to compound. The loans to the medical accounts receivable factoring entities and the corresponding collateralized notes payable to individuals matured during April and May 1999 and were collected and repaid at that time. The Company presently does not intend to borrow additional funds to finance its loan activities to medical accounts receivable factoring entities, but will instead conduct any such lending activities out of cash flow from other sources.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrues interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000.

         On January 11, 1999, a registration statement relating to the Company's IPO was declared effective by the Securities and Exchange Commission (the "SEC"). In accordance with the terms of the offering, the Company escrowed offering proceeds with UMB Oklahoma Bank, National Association, until the minimum offering of $700,000 had been obtained. As of the date of this Report, an aggregate of $818,850 has been received by the Company, representing the sale of 163,770 shares of common stock pursuant to the offering. The Company elected to terminate the offering on June 30, 1999.

         During the second quarter of 1999, the Company issued 4,892 shares of Series A Preferred Stock in a private placement, resulting in gross proceeds of approximately $489,200. The Series A Preferred Stock provides for annual dividends of 10% which are cumulative and for a liquidation preference of $100 per share. The effect of preferred stock dividends on the loss to common shareholders was $6,115 for the three months and the six months ended June 30, 1999.

         The majority of the net proceeds from the sale of common stock and the Series A Preferred Stock was utilized to repay outstanding debt of the Company, including payments on notes payable incurred in connection with the acquisition of Great Midwest. See "Item 2..Changes in Securities and Use of Proceeds." Remaining proceeds from the stock sales will allow the Company continue to grow its asset base while maintaining surplus/liability ratios within acceptable industry norms. The level of additional activity to be achieved will be dependent upon the Company's ability to continue to generate income internally or to generate capital from outside sources.

         The Company has made and intends to make substantial expenditures in connection with its subsidiaries' marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

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

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         In January 1999, the Company commenced an initial public offering of common stock, offering a minimum of 140,000 shares and a maximum of 1,000,000 shares at a public offering price of $5.00 per share. The offering was made pursuant to the Company's registration statement on Form SB-2 (the "Registration Statement"), which was declared effective by the SEC (SEC File No. 333-65097) on January 11, 1999. The Company terminated the offering on June 30, 1999, by filing a post-effective amendment and deregistering the unsold shares..

         As of the date of this Report, an aggregate of $818,850 has been received by the Company, representing the sale of 163,770 shares of Common Stock pursuant to the IPO. The aggregate amount of expenses incurred by the Company through June 30, 1999 in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO to date was approximately $110,488, consisting of legal, accounting and printing costs. None of such amounts were paid to underwriters. None of the expenses paid by the Company in connection with the IPO were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

         At the date of this Report, the net proceeds to the Company from the IPO, after deducting offering expenses, were approximately $708,362.

         As of August 14, 1999, the Company had applied the net proceeds to the stated uses described in the Registration Statement in the following manner; repayment of indebtedness related to the acquisition of Great Midwest, $392,000, repayment of other indebtedness, $100,000, increase the statutory capital and surplus of subsidiary insurance companies $193,000, recruitment of agents, $15,000, general corporate purposes, $8,362.

         During the second quarter of 1999, the Company issued 4,892 shares of a newly created class of preferred stock, resulting in gross proceeds of approximately $489,200. Of such amount, approximately $255,000 of the proceeds of such stock issuance was used to repay outstanding indebtedness of the Company, and approximately $115,000 was used to increase the statutory capital and surplus of subsidiary insurance companies; approximately $119,200 remains available as working capital. It is the Company's belief that each of the three individuals to whom the preferred stock was issued was a "sophisticated investor" within the meaning of Section 4(2) of the Securities Act and that each such investor had access to information regarding the Company and the proposed transaction. No sales commissions were paid in connection with the sale of the preferred stock and the securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


 Exhibit
 Number                             Name of Exhibit
--------                            ---------------


  *4.1    Specimen Certificate of the preferred stock

  *4.2    Certificate of Designations of Series A Preferred Stock

  *27.1   Financial Data Schedule

*  Filed electronically herewith

         (b)      Reports on Form 8-K:  none.

                                   SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SUMMIT LIFE CORPORATION
                                      an Oklahoma corporation



Date:  August 9, 1999                 /s/ Charles L. Smith
                                      ------------------------------------------
                                      Charles L. Smith
                                      President and Chief Operating Officer



Date:  August 9, 1999                 /s/ Quinton L. Hiebert
                                      ------------------------------------------
                                      Quinton L. Hiebert
                                      Vice-President and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number                          Name of Exhibit
-------                         ---------------


  *4.1    Specimen Certificate of the preferred stock

  *4.2    Certificate of Designations of Series A Preferred Stock

  *27.1   Financial Data Schedule

*  Filed electronically herewith