Form 10QSB
period 1999-09-30
SUMMIT LIFE CORP
filed 1999-11-12
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1999

 [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________.



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


                                 (405) 677-0781
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X     No
                                                      ---       ---

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 14, 1999 was 2,248,605.

Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ---    ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - September 30, 1999 (unaudited)
              and December 31, 1998.........................................  3

             Consolidated Statements of Operation - Three months and nine months ended September 30, 1999 and 1998 (unaudited)...........  5

             Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 1999 (unaudited)...........................  6

             Condensed Consolidated Statement of Cash Flows - Nine months ended September 30, 1999 and 1998 (unaudited)..................  7

             Notes to Consolidated Financial Statements.....................  8

     Item 2. Management's Discussion and Analysis or Plan of Operation......  9

PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K............................... 14

     Signatures............................................................. 14



                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                   September 30, 1999   December 31, 1998
                                                   ------------------   ------------------
                                                       (Unaudited)
INVESTMENTS
      Debt securities-available for sale           $        3,937,334   $        4,105,139
      Equity securities-available for sale                      5,976               46,557
      Mortgages                                               242,304              282,789
      Notes receivable                                         77,802              958,679
      Short-term investments                                1,520,000              156,541
      Policy loans                                             61,235               18,142
      Investment real estate, net of depreciation              72,953               73,251
                                                   ------------------   ------------------
                                                            5,917,604            5,641,098

CASH AND CASH EQUIVALENTS                                   1,023,231            1,492,196

RECEIVABLES
      Accrued investment income                               107,675              240,417
      Other                                                    14,486               13,156
                                                   ------------------   ------------------
                                                              122,161              253,573

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                               117,379              115,853
      Furniture and equipment                                 132,674              132,811
      Automobiles                                              54,015               45,275
                                                   ------------------   ------------------
                                                              304,068              293,939
             Less accumulated depreciation                    (78,112)             (63,382)
                                                   ------------------   ------------------
                                                              225,956              230,557
      Land                                                     56,000               56,000
                                                   ------------------   ------------------
                                                              281,956              286,557
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization          128,781              106,918
      Deferred policy acquisition costs                        20,926               20,926
      Value of purchased insurance business                   577,345              272,465
      Land and building held for sale                         171,529              176,153
      Deferred income taxes                                      --                 31,943
      Other                                                    34,881              124,261
                                                   ------------------   ------------------
                                                              933,462              732,666
                                                   ------------------   ------------------

                                                   $        8,278,414   $        8,406,090
                                                   ==================   ==================






The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30, 1999      December 31, 1998
                                                         ------------------      -----------------
                                                             (Unaudited)

LIABILITIES
      Policy reserves and policyholder funds             $        6,165,493      $       6,027,599
      Accounts payable                                                4,952                 51,061
      Accrued liabilities                                            39,822                209,353
      Notes payable                                                 603,023              1,325,247
      Deferred income taxes                                           1,989                     --
      Other liabilities                                                  --                 16,000
                                                         ------------------      -----------------
                                                                  6,815,279              7,629,260


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                   22,676                 20,547
      Preferred stock, $.001 par value                                    5                     --
      Additional paid-in capital                                  3,413,739              2,079,661
      Common stock of parent held by subsidiary                     (95,000)                    --
      Common stock subscribed                                            --                 39,130
      Accumulated other comprehensive income                        (96,557)                25,985
      Accumulated deficit                                        (1,781,728)            (1,349,363)
             Less stock subscriptions receivable                         --                (39,130)
                                                         ------------------      -----------------
                                                                  1,463,135                776,830

                                                         ==================      =================
                                                         $        8,278,414      $       8,406,090
                                                         ==================      =================












The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                        Three Months Ended         Nine Months Ended
                                                                           September 30,             September 30,
                                                                     ----------------------      ----------------------
                                                                        1999        1998            1999        1998
                                                                     ----------  ----------      ----------  ----------
Revenues
      Insurance premiums                                             $   40,791  $   14,063      $  179,782  $   71,196
      Investment income                                                 134,827     151,909         431,424     429,837
      Net realized gains (losses) on sale of investments                  2,440          --           5,203       1,712
      Other                                                               3,943       1,874          27,875       7,476
                                                                     ----------  ----------      ----------  ----------
                                                                        182,001     167,846         644,284     510,221
Benefits, losses and expenses
      Policy benefits                                                    60,482       2,894         113,853      67,939
      Change in policy reserves                                          19,624      66,559         119,353     161,967
      Interest expense                                                   15,962      31,565          86,834      81,521
      Taxes, licenses and fees                                           19,761      10,280          43,924      25,222
      Depreciation and amortization                                      65,824      48,534         162,081     238,940
      General, administrative and other operating expenses              158,567     148,315         551,015     472,880
                                                                     ----------  ----------      ----------  ----------
                                                                        340,220     308,147       1,077,060   1,048,469
                                                                     ----------  ----------      ----------  ----------
             Earnings (Loss) from continuing operations
               before income taxes                                     (158,219)   (140,301)       (432,776)   (538,248)

Income tax provision                                                      6,091       2,228           6,848       2,759
                                                                     ----------  ----------      ----------  ----------

             Earnings (Loss) from continuing operations              $ (152,128) $ (138,073)     $ (425,928) $ (535,489)

Income from operations of discontinued segment                               --      35,489          10,151      92,112
                                                                     ----------  ----------      ----------  ----------

             NET EARNINGS (LOSS)                                     $ (152,128) $ (102,584)     $ (415,777) $ (443,377)

Preferred Stock Dividend Requirement                                     10,473          --          16,588          --
                                                                     ----------  ----------      ----------  ----------

             NET EARNINGS (LOSS) APPLICABLE
             TO COMMON SHARES                                        $ (162,601) $ (102,584)     $ (432,365) $ (443,377)
                                                                     ==========  ==========      ==========  ==========

Earnings (Loss) per common share -
               Basic and diluted
      From continuing operations                                     $    (0.07)      (0.07)     $    (0.20) $    (0.26)
      From discontinued operations                                           --        0.02              --        0.04
                                                                     ----------  ----------      ----------  ----------

             NET LOSS                                                $    (0.07) $    (0.05)     $    (0.20) $    (0.22)
                                                                     ==========  ==========      ==========  ==========

Weighted average outstanding common shares,
      basic and diluted                                               2,248,605   2,054,740       2,171,291   2,044,440
                                                                     ==========  ==========      ==========  ==========






The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ending September 30, 1999
                                   (Unaudited)


                                                          Common Stock         Preferred Stock
                                                      ---------------------    -----------------
                                                                                Shares               Additional     Common
                                                      Shares          Par       Out-       Par       paid-in       stock
                                         Total        Issued          Value    standing    Value      capital     subscribed
                                     -----------      ---------   -----------  --------   ------   ------------  -----------

Balance at January 1, 1999           $   776,830      2,054,735   $    20,547      --     $ --     $ 2,079,661   $    39,130

Sale of common stock net
 of offering expenses of $110,488        712,882        163,770         1,638      --       --         711,244          --

Sale of preferred stock                  489,200           --            --       4,892        5       489,195          --

Collection of stock subscriptions
  receivable                              39,130         30,100           301      --       --          38,829       (39,130)

Issuance of common stock of
  parent to subsidiary                      --           19,000           190      --       --          94,810          --

Dividends on preferred stock             (16,588)          --            --        --       --            --
                                                                                                                        --

Comprehensive income
   Net loss                             (415,777)          --            --        --       --            --            --
  Other comprehensive income
    Unrealized loss on investments      (122,542)          --            --        --       --            --            --
                                     -----------

        Comprehensive income            (538,319)          --            --        --       --            --            --
                                     -----------    -----------   -----------     -----   ------   -----------   ----------
Balance at September 30, 1999        $ 1,463,135      2,267,605   $    22,676     4,892   $    5   $ 3,413,739   $      --
                                     ===========    ===========   ===========     =====   ======   ===========   ===========



                                        Accum. Other                                  Stock of
                                        Comprehensive                    Stock       Parent Held
                                         income        Accumulated   subscriptions      by
                                         (loss)          deficit      receivable     Subsidiary
                                       -------------  ------------   ------------    ------------

Balance at January 1, 1999             $    25,985    $(1,349,363)   $ (39,130)      $      --

Sale of common stock net
 of offering expenses of $110,488             --             --               --            --

Sale of preferred stock                       --             --               --            --

Collection of stock subscriptions
  receivable                                  --             --             39,130          --

Issuance of common stock of
  parent to subsidiary                        --             --               --         (95,000)

Dividends on preferred stock
                                              --             --            (16,588)         --

Comprehensive income
   Net loss                                   --         (415,777)            --            --
  Other comprehensive income
    Unrealized loss on investments        (122,542)          --               --            --

        Comprehensive income                  --             --               --            --
                                       -----------    -----------    -------------   -----------
Balance at September 30, 1999          $   (96,557)   $(1,781,728)   $        --     $   (95,000)
                                       ===========    ===========    =============   ===========





 The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                 September 30,
                                                           --------------------------
                                                                1999         1998
                                                           -----------    -----------


Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $  (338,030)   $   (91,544)

Net cash provided by (used in) investing activities           (141,893)      (197,703)

Net cash provided by (used in) financing activities             10,958        345,188

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                (468,965)        55,941

Cash and cash equivalents at the beginning of the period     1,492,196      1,293,457
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,023,231    $ 1,349,398
                                                           ===========    ===========








 The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 1998.

NOTE B - PURCHASE OF GREAT MIDWEST LIFE INSURANCE COMPANY

On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest Life Insurance Company (Great Midwest) in a business combination accounted for as a purchase. Great Midwest is primarily engaged in the sale of life insurance products and is licensed in Texas and Oklahoma. The results of operations of Great Midwest are included in the results for the first nine months of 1999. The total cost of the acquisition was approximately $939,000 consisting of cash of $607,000 and a promissory note of $332,000 payable in equal installments over three years.

As a part of the Texas Department of Insurance approval of the acquisition of Great Midwest by the Company, the Company increased the statutory capital and surplus through a series of transactions which included merging Family Benefit Life Insurance Company, a wholly owned subsidiary of the Company, with Great Midwest. The Texas Department of Insurance issued final approval of this merger transaction on April 15, 1999 with an effective date of February 1, 1999.

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

NOTE E - SUBSEQUENT EVENTS

Great Midwest was approved to do business in Oklahoma on October 5, 1999. Filings were made with, and approved by, the Oklahoma and Texas Departments of Insurance to transfer the block of business of Summit Life and Annuity Company to Great Midwest with an effective date of October 1, 1999.

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

General

         The Company's primary focus is its life insurance operations, but it has also provided financing to medical accounts receivable factoring entities. This type of financing was integrated into the investment portfolios of the subsidiary life insurance companies during the second quarter of 1999. During the last quarter of 1998, the Company disposed of its mortgage loan processing operations.

Results of Operations

      Discontinued Operations

         In December 1998, the Company adopted a plan to sell the mortgage services segment to a then officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits. Operating results of the mortgage services segment for the three months and nine months ended September 30, 1999 and 1998 are shown separately in the consolidated statements of operations included elsewhere in this Report.

      Nine Months Ended September 30, 1999 Compared to Nine Months ended September 30, 1998

         Assets/Liabilities/Stockholders' Equity. Total assets were $8,278,414 at September 30, 1999, compared to $8,406,090 at December 31, 1998, a decrease of 2%. The decrease was due to the reduction of certain Company debt and certain accounting adjustments made to the value of the Company's investment portfolio. See "-Liquidity and Capital Resources."

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $6,815,279 at September 30, 1999, compared to $7,629,260 at December 31, 1998, a decrease of 11%. The decrease was due primarily to repayment of a portion of the Company's outstanding debt.

         Total stockholders' equity was $1,463,135 at September 30, 1999, compared to $776,830 at December 31, 1998, an increase of 88%. The increase was primarily due to sales of the Company's common stock pursuant to the Company's initial public offering (the "IPO") as well as a private placement of preferred stock which occurred in April 1999.

         Revenue. Revenues attributable to life insurance increased 141% on a gross premium basis from $88,744 to $213,967 and 152% on a net premium basis (after reinsurance costs) from $71,196 to $179,782 for the nine months ended September 30, 1999, compared to the same period ended September 30, 1998. The increase was due primarily to the acquisition of Great Midwest, and reflects a shift in the "mix" of insurance products sold. Prior to 1998, the Company primarily sold annuities, which are recorded as deposit liabilities, rather than as revenues. Revenues relating to annuity contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues when received.

         Investment income increased less than 1%, from $429,837 for the nine months ended September 30, 1998 to $431,424 for the nine months ended September 30, 1999, primarily as a result of a small decrease in assets invested.

         Costs and Expenses. Total expenses increased 3% from $1,048,469 to $1,077,060 for the nine months ended September 30, 1998 and 1999, respectively. Such increase was primarily attributable to the expenses associated with the Company's status as a public reporting company and the inclusion of Great Midwest's operations, as well as amortization of value of purchased insurance business relating to Great Midwest and Benefit Capital. Such amortization is expected to continue, but at reduced levels, over the premium-paying life of the acquired policies.

         Policy benefits increased 68% from $67,939 to $113,853 for the comparable periods, due almost completely to the inclusion of Great Midwest in the Company's 1999 year-to-date operations. Taking into account Great Midwest's reported policy benefits of $117,619 for the first nine months of 1998 (prior to its acquisition by the Company), policy benefits for the nine months ended September 30, 1999 actually represent a decrease over the prior period of 39%. In addition, the nine months ended September 30, 1999 reflects a $20,600 expense not incurred during the comparable period in 1998, related to examination costs associated with regulatory examinations of the Company's life insurance subsidiaries. Because such examinations are made on a periodic basis ranging from three to five years, the prior period does not reflect any of such costs.

         Losses. The Company reported a loss from continuing operations for the nine months ended September 30, 1999 of $425,928, compared to a loss from continuing operations for the nine months ended September 30, 1998 of $535,489, a 21% decrease. This was due to the increase in revenues while expenses were held to a negligible increase. Net loss decreased 6%, with a net loss of $415,777 for the nine months ended September 30, 1999, compared to a net loss of $443,377 for the nine months ended September 30, 1998.

         The Company's loss per share from continuing operations decreased to $0.20 per share for the nine months ended September 30, 1999, compared to a loss of $0.26 per share for the nine months ended September 30, 1998. Net loss per share for the comparable periods was $0.20 and $0.22 per share, respectively.

      Three Months Ended September 30, 1999 Compared to Three Months ended September 30, 1998

         Revenue. Revenues attributable to life insurance increased 150% from $23,192 to $58,128 on a gross premium basis for the three months ended September 30, 1999, compared to the same period ended September 30, 1998. Revenues increased 190% from $14,063 to $40,791 on a net premium basis (after reinsurance costs) for the three months ended September 30, 1999, compared to the same period ended September 30, 1998. The increase was due primarily to the acquisition of Great Midwest, and reflects a shift in the "mix" of insurance products sold. Prior to 1998, the Company primarily sold annuities, the premiums for which are recorded as deposits, rather than as revenues. Revenues relating to these contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues where received.

         Investment income decreased 11%, from $151,909 for the three months ended September 30, 1998 to $134,827 for the three months ended September 30, 1999, primarily as a result of a shift in the investment mix in the portfolios of the subsidiary insurance companies.

         Costs and Expenses. Total expenses increased 10% from $308,147 to $340,220 for the three months ended September 30, 1998 and 1999, respectively. Such increase was primarily attributable to the examination expenses of $12,800 incurred for the subsidiary insurance companies. These expenses are incurred every three to five years and management's plan to combine company operations of its subsidiary companies has been pursued in part to reduce these types of expenses. Such increase is also attributable to the addition of Great Midwest Life Insurance Company and its associated costs in 1999. These included policy benefits of $15,800, amortization of certain purchase costs of $12,500 and examination costs of $2,500 for the three months ended September 30, 1999.

         Losses. The Company reported an increase in the loss from continuing operations of 10%, with a loss of $152,128 for the three months ended September 30, 1999, compared to a loss of $138,073 for the same period in 1998. The Company's net loss increased 48%, with a reported net loss of $152,128 for the three months ended September 30, 1999, compared to a net loss of $102,584 for the three months ended September 30, 1998. The increase in net loss was due primarily to the amortization of certain costs associated with the purchase of Benefit Capital Life Insurance Company and Great Midwest Life Insurance Company and the aforementioned examination costs.

         The Company's loss per share from continuing operations remained unchanged at $0.07 per share for the three months ended September 30, 1999, compared to a loss of $0.07 per share for the three months ended September 30, 1998. Net loss per share for the comparable periods was $0.07 and $0.05 per share, respectively.

Liquidity and Capital Resources

         On January 11, 1999, a registration statement relating to the Company's IPO was declared effective by the Securities and Exchange Commission. In accordance with the terms of the offering, the Company escrowed offering proceeds with UMB Oklahoma Bank, National Association, until the minimum offering of $700,000 had been obtained. As of the date of this Report, an aggregate of $818,850 has been received by the Company, representing the sale of 163,770 shares of common stock pursuant to the offering. The Company elected to close the offering on June 30, 1999. Net proceeds of $708,362 have been utilized to the stated uses described in the IPO Registration Statement in the following manner: repayment of indebtedness related to the acquisition of Great Midwest, $392,000, repayment of other indebtedness, $100,000, increase the statutory capital and surplus of subsidiary insurance companies $193,000, recruitment of agents, $15,000, general corporate purposes, $8,362.

         During the second quarter of 1999, the Company issued 4,892 shares of Series A Preferred Stock in a private placement, resulting in gross proceeds of approximately $489,200. The Series A Preferred Stock provides for annual dividends of 10% which are cumulative and for a liquidation preference of $100 per share. The effect of preferred stock dividends on the loss to common shareholders was $10,473 for the three months and $16,588 for the nine months ended September 30, 1999. The net proceeds from the sale of the Series A Preferred Stock were utilized to repay outstanding debt of the Company, to increase the statutory capital and surplus of subsidiary insurance companies, and to increase working capital.

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2000, with amounts borrowed thereunder bearing interest at prime plus .5%. At September 30, 1999, $75,000 was outstanding under the line of credit and, as of the date of this Report, the Company has $25,000 available under the credit facility.

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

         A significant number of the life insurance policies issued by BCLIC, the Louisiana life insurance company acquired by the Company in January 1998, contained a feature which provided that after paying premiums on the policy for eight years the policyholder could elect to (i) continue paying premiums and the death benefit coverage would double or (ii) convert to a paid-up policy with the original death benefit coverage if the cash value and accumulated policy dividends were sufficient. In response to inquiries from policyholders that had completed their eighth year of premiums in 1997, BCLIC notified the policyholders that, because policy dividends had not been paid, the option to convert to a paid-up policy with the original death benefit was not available and the only options were to continue paying premiums and receive "double coverage" or exercise one of the nonforfeiture provisions, i.e., surrender the policy for its cash surrender value or convert to reduced paid-up or extended term coverage. Management believes that the nature of BCLIC's notification in 1997 encouraged policy surrender rather than policy continuation, thus resulting in a large number of policies surrendered. Although the continued surrender or lapse of BCLIC's policies at a similar or increased rate could have an adverse effect on the Company's operations, BCLIC is now actively encouraging policy continuation, and policy surrenders have been reduced to nine surrenders for the nine months ended September 30, 1999, compared to 42 policy surrenders for the nine months ended September 30, 1998.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrues interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000.

         In accordance with the Company's plan to consolidate certain of its operations and thereby eliminate duplicative capital and surplus requirements, the Company determined to consolidate the operations of Great Midwest and Summit Life and Annuity Company, an Oklahoma-based life insurer. After Great Midwest was approved to do business in Oklahoma, on October 5, 1999, filings were made with, and approved by, the Oklahoma and Texas Departments of Insurance to transfer the block of business of Summit Life and Annuity Company to Great Midwest with an effective date of October 1, 1999. After such transaction has been fully effectuated, and after receiving any necessary regulatory approvals, Summit Life and Annuity Company will be merged with and into the Company. As a result of these series of transactions, over $300,000 of the statutory capital and surplus formerly required to be maintained by Summit Life and Annuity Company will be available to the Company as additional working capital.

         Formerly, the Company has financed its loans to medical accounts receivable factoring entities from collateralized notes payable to individuals. The loans and the notes payable generally had corresponding three-year terms with interest paid semiannually or allowed to compound. The loans to the medical accounts receivable factoring entities and the corresponding collateralized notes payable to individuals matured during April and May 1999 and were collected and repaid at that time. The Company presently does not intend to borrow additional funds to finance its loan activities to medical accounts receivable factoring entities, but will instead conduct any such lending activities out of cash flow from other sources.

         The Company has made and intends to make substantial expenditures in connection with its subsidiaries' marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and to make required payments under its credit facility and bank term loan, the required payments of principal and interest under the 6% promissory notes payable to a former stockholder of Great Midwest and the annual 10% dividend on the Series A Preferred Stock, for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance all or a portion of the notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms, if at all.

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

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

 Exhibit
 Number           Name of Exhibit
 -------          ---------------


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


                                      SUMMIT LIFE CORPORATION
                                      an Oklahoma corporation



Date:  November 9, 1999               /s/ Charles L. Smith
                                      ------------------------------------------
                                      Charles L. Smith
                                      President and Chief Operating Officer



Date:  November 9, 1999               /s/ Quinton L. Hiebert
                                      ------------------------------------------
                                      Quinton L. Hiebert
                                      Vice-President and Chief Financial Officer

                                INDEX TO EXHIBITS


 Exhibit Number
 --------------

                  Name of Exhibit
                  ---------------

   *27.1          Financial Data Schedule

*  Filed electronically herewith