Form 10KSB
period 1999-12-31
SUMMIT LIFE CORP
filed 2000-03-30
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

   [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________.

                        Commission File Number 000-25253

                             SUMMIT LIFE CORPORATION
                             -----------------------
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number: (405) 677-0781

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $.01 par value per share
          --------------------------------------
                     (Title of class)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---
       Issuer's revenues for its most recent fiscal year were $812,734.

         The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of March 27, 2000 was $3,031,256 based on the closing price of $4.00 per share on that date as reported by the OTC Bulletin Board. As of March 27, 2000, 2,267,605 shares of the registrant's common stock, $.01 par value, were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes    No  X

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                             SUMMIT LIFE CORPORATION
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

Part I.

Item 1.      Description of Business........................................   1
Item 2.      Description of Property........................................  10
Item 3.      Legal Proceedings..............................................  10
Item 4.      Submission of Matters to a Vote of Security Holders............  10

Part II.

Item 5.      Market for Common Equity and Related Stockholder Matters.......  10
Item 6.      Management's Discussion and Analysis or Plan of Operation......  11
Item 7.      Financial Statements...........................................  18
Item 8.      Changes  In  and  Disagreements  With Accountants on Accounting and
             Financial Disclosure...........................................  18

Part III.

Item 9.      Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             Compliance With Section 16(a) of the Exchange Act..............  18
Item 10.     Executive Compensation.........................................  19
Item 11.     Security Ownership of Certain Beneficial Owners and Management.  19
Item 12.     Certain Relationships and Related Transactions.................  19
Item 13.     Exhibits and Reports on Form 8-K...............................  19

Signatures   ...............................................................  21

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999 under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

         Summit Life Corporation, an Oklahoma corporation formed in 1994 (the "Company"), is an insurance holding company. The Company's primary focus currently is its life insurance operations, although historically it has also provided residential mortgage loan processing services to individuals and financing to medical accounts receivable factoring entities.

         The Company's growth has been fueled primarily through acquisitions, starting in 1994 when it acquired an Oklahoma-chartered life insurance company. Since then, the Company has acquired three additional life insurance companies in Texas and Louisiana. The Company consolidated its operations in 1999 by combining three of the companies into one company operating in both Texas and Oklahoma and selling the fourth company which operated in Louisiana. The Company's premium revenue increased from $121,192 in 1998 to $213,598 in 1999, and the Company believes that internal growth, coupled with strategic acquisitions made available by the current consolidation of the insurance industry, present the Company with good opportunities to achieve its operating strategy. SEE "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

         As of December 31, 1999, the Company had approximately 913 life insurance policies and annuity contracts outstanding and individual life insurance in force of approximately $14 million. As of December 31, 1999, the Company had total assets of approximately $7 million and total shareholders' equity of approximately $1,016,000.

          The Company's principal office is located at 3021 Epperly Dr., P.O. Box 15808, Oklahoma City, Oklahoma, 73155, and its telephone number is (405) 677-0781.

History

         The Company was formed in 1994 and, since inception, has acquired four life insurance companies with operations in, variously, Oklahoma, Texas and Louisiana. Three of these companies were combined in 1999 to form the Company's flagship company, Great Midwest Life Insurance Company ("GMLIC"), a Texas-domiciled life insurance company operating in Texas and Oklahoma. The Louisiana-domiciled subsidiary was sold in December 1999 as a result of the Company's decision to concentrate its focus on Oklahoma and Texas.

         The Company closed its initial public offering on June 30, 1999 after raising net proceeds of approximately $712,000. The proceeds of the offering were used to repay corporate indebtedness and to increase the capital and surplus of the subsidiary insurance company as well as for general corporate purposes.

Recent Events

         On November 10, 1999, the Company entered into a Stock Purchase Agreement with First Alliance Insurance Company ("First Alliance"), to sell to First Alliance 100% of the capital stock of the Company's Louisiana-domiciled life insurance subsidiary, Benefit Capital Life Insurance Company ("BCLIC"). Pursuant to the terms of the Stock Purchase Agreement, which closed on December 30, 1999, First Alliance paid the Company approximately $519,000 in cash and issued to the Company 25,000 shares of First Alliance's Class A common stock.

         On February 15, 2000, GMLIC executed an agreement, which is expected to close in April 2000, regarding the acquisition of 100% of the common stock of Texas Savings Life Insurance Company, a Texas life insurance company ("Texas Savings"), for an amount equal to the statutory capital and surplus of Texas Savings as of December 31, 1999, plus $400,000. The transaction is subject to the approval of the Texas Department of Insurance, which is expected during the second quarter of 2000. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

Operations

Insurance Products

         General

         Through its insurance subsidiary, the Company offers a portfolio of permanent and term life products as well as flexible premium and single premium annuities designed to meet the needs of its customers for supplemental retirement income, estate planning and protection from unexpected death. The target niche is middle income individuals, families and small businesses throughout its marketing territory. The Company's business strategy is to continue to expand its marketing territory through subsidiary growth and/or company acquisition, and to increase shareholder value by managing certain operating fundamentals inherent to the insurance business. The Company intends to utilize these operating fundamentals to differentiate its products by maintaining its position as a low-cost producer that provides high-value products to its life insurance and annuity customers, while also providing superior service to both agents and customers. In addition, the Company intends to continue to seek new business opportunities through mergers, acquisitions and strategic alliances.

         The Company has realized very low entry costs in its purchases of small insurance companies. The Company minimizes operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies. The operations performed by the Company include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance and asset management. The Company believes that it is currently utilizing just over 10% of its information technology systems capability in the administration of these back office operations.

         Factors Affecting Insurance Operations

         The Company believes that its operating performance is significantly impacted by four basic elements: mortality, persistency, operating expenses and investment yield. The Company believes that its results for each of these four elements for the last several years have been good.

         The Company believes its conservative risk selection practices and its disciplined field underwriting have resulted in the Company realizing favorable mortality experience for the last several years. The Company fully underwrites each regular application and has no group underwriting and maintains very little guaranteed issue business.

         The Company has consistently achieved favorable persistency on its life insurance products (i.e., lower lapse rates). This high persistency has been achieved by providing quality service to its policyholders, incentives to agents by, among other things, grading production bonuses by actual persistency, paying persistency bonuses, awarding recognition for both agency and agent persistency achievements, and monitoring agency persistency on a quarterly and annual basis. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 1998 and 1999, the Company's lapse ratio on ordinary business was 4% and 11%, respectively. The increase in lapse ratio was attributable primarily to the acquisition of GMLIC, and the Company anticipates that such ratio will return to historical levels (below 10%) during 2000.

         The Company has aggressively managed its cost structure, while realizing certain operating efficiencies from minimal personnel and reduced overall costs as a result of the various acquisitions it has effected since 1994. Other factors contributing to the Company's lower cost structure include: a flat organizational structure which allows the Company to be responsive to changing business conditions; the location of the Company in a geographic area which provides lower cost operations than found in many other areas of the country; a well-trained experienced workforce; and efficient use of technology.

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

         Fixed Rate Annuities

         Annuities are long term savings vehicles that are particularly attractive to customers over the age of 50 who are or may be planning for retirement and seek a secure, tax deferred savings product. The individual annuity business is a growing segment of the savings and retirement market and among the fastest growing segments of the life insurance industry. Annuity products currently enjoy an advantage over certain other retirement savings products because the payment of federal income taxes on interest credited on annuity policies is deferred during the investment accumulation period.

         Through GMLIC, the Company markets, issues and administers a variety of fixed rate deferred annuity products, including single premium and flexible premium deferred annuities. In a fixed rate deferred annuity, the insurance company assumes the risk of interest fluctuations and pays a minimum fixed rate of interest, usually 3% to 4% per year, with an excess amount payable based on investment yields of its investment portfolio. Single premium deferred annuities ("SPDAs"), in general, are savings vehicles in which the policyholder makes a single premium payment to an insurance company. The insurance company credits the account of the annuitant with earnings at an interest rate (the "crediting rate"), which is declared by the insurance company from time to time and may exceed but may not be lower than any contractually guaranteed minimum crediting rate. All of the Company's annuities have a minimum guaranteed crediting rate. The Company also offers flexible premium deferred annuities ("FPDAs"). FPDAs are deferred annuities in which the policyholder may elect to make more than one premium payment. The Company currently does not offer variable annuity products.

         The Company periodically establishes an interest crediting rate for its new annuity policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. The Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate at its discretion, although historically such adjustments have generally been made on a quarterly basis. In establishing renewal crediting rates, the Company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the Company's in force annuity policies ranged from 5.15% to 8.15% at December 31, 1999. All of the Company's annuity products have minimum guaranteed crediting rates of 3.0% for the life of the policy. At December 31, 1999, more than 98% of the Company's in force annuity policies were beyond the initial crediting rate period.

         Certain of the Company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 1% to 3%. The bonus and the base crediting rates are fully disclosed in the annuity contract. The Company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the
policies  and  to  partially   compensate   the  Company  for  lost   investment
opportunities and costs if policies are withdrawn early. Certain of the Company's deferred annuity contracts provide for penalty free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with the majority of such policies being issued with a surrender charge period of more than seven years. The average length of the surrender period on the Company's deferred annuity policies issued during 1998 and 1999 was eight years. The initial surrender charge on annuity policies generally is 8% of the premium and decreases over the surrender charge period (of up to nine years). At December 31, 1999, 56% of the Company's annuity liabilities were subject to a surrender charge of 5% or more.

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

         Traditional Life Insurance

         Term Life. The Company's subsidiary offers a low cost 10 year level term life insurance product with level premiums for periods of ten years and an annually renewable level term product which provides for increasing premiums in five year durations, both utilizing a low indeterminate premium structure afforded to it by its primary reinsurance company. The Company generally retains a small fixed portion of the insurance risk, then sells or cedes a portion of its risks to its reinsurer, who in turn pays an additional allowance or commission to the Company. This allows the Company to transfer a portion of its risk and continue to grow its premium revenues and surplus. These term products are designed for and sold to individuals ages 20 through 60 and terminate at age
70. While term life normally is bought very inexpensively by consumers, it is also priced by companies using historical data that illustrates certain of these coverages, when using adequate reinsurance, will not result in adverse claims.

         Whole Life. The Company's subsidiary markets low cost guaranteed premium products in which premiums are payable for the life of the insured and insurance protection (upon certain conditions being met) is afforded for the insured's lifetime. The premium paid for such whole life policies is generally higher than the premium for comparable amounts of term insurance in the policy's early years but is generally lower in the later years of the policies life. The policyholder may borrow against the policy, provided there is sufficient cash values, at a rate that is comparable or lower than other conventional lending sources. The Company generally holds all cash values and if a death occurs it pays death claims then collects from the reinsurer to recover the excess of its retention limits and benefits paid.

         Beginning January 1999, the life insurance products of the Company's subsidiary included annuities in addition to traditional life insurance products. GMLIC also offers a graded benefit life product which is offered on an individual basis, primarily to persons age 40 to 85 and in amounts of $1,000 to $5,000, without evidence of insurability. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.

         Insurance Underwriting

         The Company follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. The Company has professional underwriters who evaluate policy applications on the basis of information provided by applicants and others. Management believes that its actual mortality results are attributable to, among other things, the geographic location of its customer base in rural and suburban areas (as opposed to urban areas), as well as its consistent application of appropriate underwriting criteria to the processing of new customer applications.

         Reinsurance

         Consistent with the general practice of the life insurance industry, the Company's subsidiary reinsures portions of coverage provided by their insurance products with other insurance companies under agreements of indemnity reinsurance.

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

         As of December 31, 1999, the policy risk retention limit of the Company's subsidiary on the life of any one individual did not exceed $10,000; reinsurance ceded by the Company's subsidiary represented 84% of gross combined life insurance in force. At December 31, 1999, the Company's largest reinsurer, Optimum Re Insurance Company, accounted for approximately 83% of the $14 million of the total insurance in force.

Investments

         Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's revenues. Upon the purchase by a policyholder of an annuity or life contract and payment of the premium, the policy is issued and delivered to the new policyholder. The funds are then invested as the Company determines based on certain guidelines including those set by the National Association of Insurance Commissioners ("NAIC") as to the percentage of investment that are placed in any one category of investments. The Company has historically invested a majority of its available assets in securities that are issued, secured, guaranteed or backed by federal, state or local governments, their agencies or instrumentalities.

         Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed as often as quarterly, after their first year, changes in credited rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 1999, the average gross yield of the Company's invested assets was approximately 7.3% and the average credited rate was 5.5%.

         The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 1999, the adjusted modified duration of debt securities and short term investments was 6.0 years. At December 31, 1999, the duration of the Company's insurance liabilities was 7.0 years.

         For information regarding the composition and diversification of the investment portfolio of the Company and its subsidiary, see Note B to the Company's Consolidated Financial Statements.

Acquisitions and Consolidations

General

         The Company's operating strategy is to continue to make acquisitions of small, marginally profitable or unprofitable insurance companies, consolidate and streamline the administrative functions of these small companies, improve their investment yields through active asset management by a centralized investment operation and eliminate their unprofitable products and distribution channels. Because of their small size, such companies are often overlooked as potential acquisition candidates by other companies in the industry. The Company believes that it is particularly well suited to make such acquisitions and to capitalize on the cost savings which can be realized by consolidating the administrative functions of the acquired companies.

Historical Acquisitions

         The Company's growth to date has been fueled primarily through acquisitions. Since 1994, the Company has acquired four life insurance companies. During 1999, three of these companies were combined, either by merger or through transfer of operations, to create one company, operating in Texas and Oklahoma, while a fourth company was sold. The Company intends to continue its strategy of pursuing similar acquisitions of blocks of insurance business and small insurance companies and other insurance-related opportunities. Management believes that such acquisitions will continue to lower unit costs by increasing the number of policies and the amount of premiums over which fixed expenses are spread.

Targeted Future Acquisitions

         The Company has typically sought companies that are underdeveloped, overly burdened with expenses or owned by financially troubled companies. The Company believes that the small insurance company marketplace is highly fragmented and faces numerous hurdles to its survival and growth over the coming years. Some of those hurdles include technological obsolescence, the need for additional capital and surplus due to the changing regulatory environment and lack of sufficient exit strategies for owners of small, closely-held companies. The Company believes these factors have created acquisition opportunities often overlooked by the large insurance companies. The Company intends to capitalize on these opportunities as it continues to execute its growth plans. At the date of this Report, the Company awaits approval from the Texas Department of Insurance to purchase Texas Savings Life Insurance Company, a Texas-domiciled life insurance company. The Company has no other agreements, understandings or arrangements with respect to any other acquisitions at this time.

Employees

         As of December 31, 1999, the Company had six full-time employees, most of which perform both managerial and administrative functions. The Company's employees also perform services for GMLIC which has no employees. It can be anticipated that the Company will have a need for more employees as the size of its business grows. None of the Company's employees is represented by a labor union. Management believes that the Company's relations with its employees are good.

Marketing

         The Company's target markets are individuals in middle income brackets in addition to small businesses in the states of Texas and Oklahoma. The Company believes that this market is severely underserved as more major companies target their products and agency force toward the upper income and large policy sales. Many large companies no longer offer insurance in face amounts under $100,000. Although the Company does write multi-million dollar policies, its average life policy is approximately $17,000.

         The pricing of the Company's products is generally determined by reference to actuarial calculations and statistical assumptions principally relating to mortality, persistency, investment yield assumptions, estimates of expenses and management's judgment as to market and competitive conditions. The premiums and deposits received, together with assumed investment earnings, are designed to cover policy benefits, expenses and policyowner dividends plus return a profit to the Company. These profits arise from the margin between mortality charges and insurance benefits paid, the margin between actual investment results and the investment income credited to policies (either directly or through dividends to policyowners) and the margin between expense charges and actual expenses. The level of profits also depend on persistency because policy acquisition costs, particularly agent commissions, are recovered over the life of the policy. Dividends and interest credited on policies may vary from time to time reflecting changes in investment, mortality, persistency, expenses and other factors. Interest rate fluctuations have an effect on investment income and may have an impact on policyowner behavior. Increased lapses in policies may be experienced if the Company does not maintain interest rates and dividend scales that are competitive with other products in the marketplace.

         The Company markets its products primarily through personal producing general agents ("PPGAs") and small independent property and casualty agencies. The PPGAs include the Company's founders and principal stockholders, James L. Smith and Charles L. Smith. James L. Smith and Charles L. Smith are the sole stockholders of the Smith Agency, which undertakes life insurance and financial planning for estates, trusts and corporations, was and is presently, a general agent for several insurance companies. The Smith Agency has sold a majority of the Company's deferred annuities since the Company's inception. Additionally, the companies acquired by the Company generally have in place PPGAs who are capable and qualified to generate the sales desired by the Company, thereby eliminating part of the expense of recruiting and training a new agency force.

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

         The Company has identified additional areas where it has very little competition due to the size of the Company as well as the size of its target. That area is the consolidation field. The Company's strategy has been to consolidate and streamline the administrative functions of small life insurance companies. Most large life companies have high fixed costs when performing acquisitions restricting them in the minimum size of purchase they can pursue. The Company believes that the consolidation of the industry will continue, and the Company intends to participate in the process.

Regulation

         The Company's insurance subsidiary is subject to regulation and supervision by the states in which it transacts business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (1) grant and revoke licenses to transact business; (2)
regulate and supervise trade practices and market conduct; (3) establish guaranty associations; (4) license agents; (5) approve policy forms; (6) approve premium rates for some lines of business; (7) establish reserving requirements;
(8) prescribe the form and content of required financial statements and reports;
(9) determine the reasonableness and adequacy of statutory capital and surplus; and (10) regulate the type and amount of permitted investments.

         Most states also have enacted legislation that regulates insurance holding company groups, including acquisitions, extraordinary dividends, the terms of surplus debentures, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiary are registered as a holding company group pursuant to such legislation in Texas and Oklahoma.

         The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company groups. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

         State insurance regulators and the NAIC are continually re-examining existing laws and regulations and their application to insurance companies. From time to time the NAIC has adopted, and recommended to the states for adoption and implementation, several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include risk-based capital ("RBC") requirements for determining the levels of capital and surplus an insurer must maintain in relation to its insurance and investment risks. The NAIC regulatory initiatives also impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's subsidiary is licensed, but the ultimate content and timing of any statutes and regulations to be adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulations on the operations of the Company, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

         Most states have enacted legislation or adopted administrative regulations which affect the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations vary from state to state. Most states, however, require administrative approval of: (1) the acquisition of 10 percent or more of the outstanding shares of an insurance company incorporated in the state; or (2) the acquisition of 10 percent or more of the outstanding stock of an insurance holding company whose insurance subsidiary is incorporated in the state. The acquisition of 10 percent of such shares is generally deemed to be the acquisition of control for purposes of the holding company statutes. It requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also the receipt of administrative approval prior to the acquisition. In many states, an insurance authority may find that control does not, in fact, exist in circumstances in which a person owns or controls 10 percent or a greater amount of securities.

         Under the solvency or guaranty laws of most states in which they do business, the Company's insurance subsidiary may be required to pay assessments (up to certain prescribed limits) to fund policyowner losses or the liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. The Company's subsidiaries historically have not been required to pay assessments in any significant amounts. The likelihood and amount of any future assessments cannot be estimated, as they are beyond the control of the Company.

         As part of their routine regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Texas conducts such examinations on a three to five year cycle under guidelines promulgated by the NAIC. The Company expects to incur examination expenses in 2000 for a scheduled examination of GMLIC.

Federal Income Taxation

         The annuity and life insurance products marketed and issued by the Company's subsidiary generally provide the policyowner with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyowner. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits which accrue prior to the death of the policyowner are generally not taxed until paid. Life insurance death benefits are generally exempt from income tax, but not estate tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years and which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code ("the Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

         The Company's insurance company subsidiary is taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiary. GMLIC also qualifies under the small life insurance company rules for taxation which may further reduce taxes.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company's administrative, marketing and production facilities consist of approximately 3,000 square feet at a single location in Del City, Oklahoma. The Company owns and occupies this facility and owns the approximate 30,000 square feet of raw land adjacent to the property. This facility will provide room for possible expansion which will likely be utilized within the next few years.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

         There is currently a limited market for the common stock of the Company, which has been quoted on the OTC Bulletin Board since October 1999 under the symbol SUMC. The following table sets forth, for the periods indicated, the high and low quoted prices of the Company's common stock as published by the OTC Bulletin Board:

                                                             Price Range
                                                       ------------------------
                      Date                                High           Low
              -------------------                      ----------     ---------
              October  1999                              $5.00         $5.00
              November 1999                              $5.00         $2.00
              December 1999                              $6.00         $3.938
              January  2000                              $5.00         $4.50
              February 2000                              $4.875        $2.00

         OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company intends to make application to list the common stock on the Nasdaq SmallCap Market when it qualifies for listing.

Number of stockholders

         As of the close of business on March 27, 2000, 2,267,605 shares of common stock were issued and outstanding and 5,000 shares of preferred stock were issued and outstanding. At such date, there were approximately 1,429 stockholders of record of the common stock.

Dividend Policy

         To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operations and the continued expansion of its business.

Recent Sales of Unregistered Securities

         During the second quarter of 1999, the Company issued 4,892 shares of a newly created class of preferred stock, resulting in gross proceeds of approximately $489,200. In October 1999, the Company issued an additional 108 shares of preferred stock, resulting in gross proceeds to the Company of $10,800. It is the Company's belief that each of the individuals to whom the preferred stock was issued was a "sophisticated investor" within the meaning of
Section 4(2) of the Securities Act and that each such investor had access to information regarding the Company and the proposed transaction. No sales commissions were paid in connection with the sale of the preferred stock and the securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis reviews the Company's operations for the years ended December 31, 1999 and 1998. Certain statements contained in this discussion are not based on historical facts, but are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may differ materially from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties such as those inherent generally in the insurance industry, the impact of competition, changing market conditions and other risks. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes related thereto included elsewhere in this Report.

Operating Data

         The following table sets forth selected information regarding operating results for the periods indicated:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        1998          1999
                                                      ---------     ---------
                                                       (dollars in thousands)
         Statement of Operations Data:
                  Revenues                            $     756     $     813
                  Benefits and expenses                   1,363         1,704
                                                      ---------     ---------
                           Net loss                   $    (607)    $    (891)
                                                      =========     =========

         Balance Sheet Data:
                  Cash and cash equivalents           $   1,492     $     936
                  Total assets                        $   8,406     $   7,016
                  Total liabilities                   $   7,629     $   6,000
                  Stockholders equity                 $     777     $   1,016

Results of Operations

      Discontinued Operations

         In December 1998, the Company adopted a plan to sell the mortgage services segment to a then officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits. Operating results of the mortgage services segment are shown separately in the consolidated statements of operations included elsewhere in this Report.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Assets/Liabilities/Stockholders' Equity. Total assets were $7,015,821 at December 31, 1999, compared to $8,406,090 at December 31, 1998, a decrease of 17%. The decrease was due to the sale of BCLIC in December 1999 and the reduction of certain Company debt. See "ITEM 1. DESCRIPTION OF BUSINESS-Recent Events." These offset the gain in assets realized from the purchase of GMLIC in January 1999.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,999,783 at December 31, 1999, compared to $7,629,260 at December 31, 1998, a decrease of 21%. The decrease was due primarily to the sale of BCLIC and the resulting decrease in reserves and from repayment of a portion of the Company's outstanding debt.

         Total stockholders' equity was $1,016,038 at December 31, 1999, compared to $776,830 at December 31, 1998, an increase of 31%. The increase was primarily due to sales of the Company's common stock pursuant to the Company's initial public offering (the "IPO") effected in the first half of 1999, as well as private placements of the Company's preferred stock in April 1999 and October 1999.

         Average rate of return on investments, including cash and cash equivalents, was approximately 7.3% for 1999 and 8.7% for 1998, while the average rate credited to policyowner accounts was approximately 5.5% and 6.2%, respectively.

         At December 31, 1999, the Company's net deferred tax assets totaled $37,241 and related primarily to net operating loss carryforwards. Realization of net operating carryforwards is dependent on generating sufficient future taxable income. The Company believes its operating strategy to continue to make acquisitions of small insurance companies, consolidate and streamline the administrative functions of these small companies, improve unprofitable products and distribution channels will generate future taxable income. Although realization of net deferred tax assets is not assured, the Company believes these sources will generate sufficient future taxable income during the available carryforward period and believes it is more likely than not that the recorded net deferred tax assets will be realized.

         Revenue. Revenues attributable to life insurance increased 176% from $121,192 to $213,598 for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase was due primarily to the acquisition of GMLIC in January 1999, and also reflects the continuing shift, from annuities to life insurance, in the "mix" of insurance products sold by the Company. Prior to 1998, the Company primarily sold annuities, which are recorded as deposit liabilities, rather than as revenues. Revenues relating to annuity contracts consist primarily of withdrawal and administrative charges. Conversely, premiums relating to life insurance policies are recognized as revenues when received.

         Investment income decreased 13%, from $599,334 for the year ended December 31, 1998 to $519,434 for the year ended December 31, 1999, primarily as a result of a decrease in assets invested. Certain investments, primarily medical accounts receivable, were restructured so that the Company receives less investment income, but is no longer required to pay the offsetting interest expense related to its previous financing activities.

         Other income increased 137%, from $31,461 for the year ended December 31, 1998 to $74,500 for the year ended December 31, 1999, primarily as a result of certain administrative functions performed for other companies, the sale of certain intangible property and an increase in rents received on properties owned by the Company's insurance subsidiaries.

         Costs and Expenses. Total expenses increased 25% from $1,362,965 to $1,703,951 for the years ended December 31, 1998 and 1999, respectively. Such increase was primarily attributable to certain nonrecurring expenses associated with the combination of the insurance subsidiaries ($121,000), a large death claim received at year-end ($100,000) and certain promotional expenses used to raise visibility of the Company in the investment community ($72,000), as well as amortization of value of purchased insurance business relating to Great Midwest and Benefit Capital. Such amortization is expected to continue, but at reduced levels, over the premium-paying life of the acquired policies. Conservation of existing business in BCLIC and the resulting decrease in amortization expense was offset by the purchase of GMLIC, with its resulting amortization of the purchased value of insurance business, as well as the one time write-off of goodwill associated with the combination of the Company's insurance subsidiaries. Expenses were also impacted by a loss on the sale of BCLIC ($57,824) closed at year-end. The Company anticipates the sale of BCLIC and the combination of the remaining subsidiaries will result in cost savings which will reduce expenses below 1998 levels.

         Policy benefits increased 178% from $87,925 to $244,156 for the comparable periods, due almost completely to the inclusion of Great Midwest in the Company's 1999 operations. In addition, the year ended December 31, 1999 reflects a $20,600 expense not incurred during the comparable period in 1998, related to examination costs associated with regulatory examinations of the Company's life insurance subsidiaries. Because such examinations are made on a periodic basis ranging from three to five years, the prior period does not reflect any of such costs. The Company expects to incur additional expenses for 2000 due to a scheduled examination of GMLIC.

         Losses. The Company reported a loss from continuing operations for the year ended December 31, 1999 of $883,679, compared to a loss from continuing operations for the year ended December 31, 1998 of $609,741, a 45% increase. This was due, in part, to management's decision to write-off certain expenses associated with the goodwill of its insurance subsidiaries ($106,000) and to certain promotional expenses necessary to raise the value of the Company's stock and attract large institutional investors ($72,000), as well as the loss on the sale of one of its insurance subsidiaries. Net loss increased 53%, with a net loss of $883,679 for the year ended December 31, 1999, compared to a net loss of $577,242 for the year ended December 31, 1998, primarily due to the factors stated above.

         The Company's loss per share from continuing operations increased to $0.42 per share for the year ended December 31, 1999, compared to a loss of $0.30 per share for the year ended December 31, 1998. Net loss per share for the comparable periods was $0.42 and $0.28 per share, respectively.

Liquidity and Capital Resources

      Liquidity

         The  principal  requirements  for  liquidity  in  connection  with  the
Company's operations are in contractual obligations to policyowners and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. Payment of surrender benefits is a function of "persistency", which is the extent to which insurance policies are maintained by the policyowner. Policyowners sometimes do not pay premiums, thus causing their policies to lapse, or policyowners may choose to surrender their policies for their cash surrender value. If actual experience is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and possible profitability associated with the policy.

         On January 11, 1999, a registration statement relating to the Company's IPO was declared effective by the Securities and Exchange Commission. In accordance with the terms of the offering, the Company escrowed the offering proceeds until the minimum offering of $700,000 had been obtained, which occurred in March 1999. The Company elected to close the offering on June 30, 1999 after receiving an aggregate of $822,000, which represented the sale of 163,770 shares of common stock pursuant to the offering. Net proceeds of approximately $712,000 were utilized for the stated uses described in the registration statement in the following manner: repayment of indebtedness related to the acquisition of Great Midwest, $392,000, repayment of other indebtedness, $100,000, increase the statutory capital and surplus of subsidiary insurance companies $193,000, recruitment of agents, $15,000, general corporate purposes, $12,000.

         During 1999, the Company issued 5,000 shares of its Series A Preferred Stock, resulting in gross proceeds of approximately $500,000. The Series A Preferred Stock provides for annual dividends of 10% which are cumulative and for a liquidation preference of $100 per share. The effect of preferred stock dividends on the loss to common shareholders was $28,830 for the year ended December 31, 1999. The net proceeds from the sale of the Series A Preferred Stock were utilized to repay outstanding debt of the Company, to increase the statutory capital and surplus of its subsidiary insurance company, and to increase working capital. At December 31, 1999, the proceeds of both the IPO and the private placement of the Series A Preferred Stock had been expended for the purposes for which such funds were raised.

      Capital Resources

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2000, with amounts borrowed thereunder bearing interest at prime plus .5%. At December 31, 1999, $110,000 was outstanding under the line of credit and, as of the date of this Report, the Company has $40,000 available under the credit facility.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of GMLIC, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrues interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000. The balance of the loan was paid December 31, 1999 using operating cash flow and the proceeds from the sale of BCLIC. In addition, in June 1999 the Company paid the first of the three installments due on the promissory note held by the former stockholder.

         Formerly, the Company has financed its loans to medical accounts receivable factoring entities from collateralized notes payable to individuals. The loans and the notes payable generally had corresponding three-year terms with interest paid semiannually or allowed to compound. The loans to the medical accounts receivable factoring entities and the corresponding collateralized notes payable to individuals matured during April and May 1999 and were collected and repaid at that time. The Company presently does not borrow direct funds to finance its loan activities to medical accounts receivable factoring entities, but instead conducts any such activities as direct investment activities of its subsidiary out of available cash flow.

         On December 30, 1999, the Company received $519,329 from the sale of 100% of the outstanding common stock of BCLIC. See "ITEM 1-DESCRIPTION OF BUSINESS-Recent Events."

         On February 15, 2000, GMLIC executed an agreement, which is expected to close in the second quarter of 2000, regarding the acquisition of 100% of the common stock of Texas Savings, a Texas life insurance company, for an amount equal to the statutory capital and surplus of Texas Savings as of December 31, 1999, plus $400,000. The transaction is subject to the approval of the Texas Department of Insurance, which is expected in the second quarter of 2000. The Company will fund the acquisition with available funds.

         In accordance with the Company's plan to consolidate certain of its operations and thereby eliminate duplicative capital and surplus requirements, the Company determined to consolidate the operations of GMLIC and Summit Life and Annuity Company, its Oklahoma-domiciled life insurance subsidiary. In October 1999, after GMLIC was approved to do business in Oklahoma, Summit Life and Annuity Company's block of business was transferred to Great Midwest. Summit Life and Annuity Company was merged with and into the Company after completion of the transaction. As a result of these series of transactions, over $300,000 of the statutory capital and surplus formerly required to be maintained by Summit Life and Annuity Company as a separate life insurance company was able to be released to the Company as additional working capital.

         The Company has made and intends to make ongoing expenditures in connection with its subsidiary's marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the sale of BCLIC and the consolidation of its subsidiaries described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations, including the acquisition of Texas Savings, and to make required payments under its credit facility, the required payments of principal and interest under the 6% promissory notes payable to a former stockholder of Great Midwest and the annual 10% dividend on the Series A Preferred Stock. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company believes it will be able to meet its obligations for repayment or it will be able to obtain financing at reasonable rates, however, there can be no assurance that the Company will be able to effect any such refinancing on favorable terms.

Business Outlook and Risk Factors

         The Company's future operating results may be affected by various trends, developments and factors that the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends, developments and factors beyond the Company's control that may affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and risk factors set forth below and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company. Forward-looking statements in this Report include revenue, expense and earnings analysis for the remainder of 2000 as well as the Company's expectations relating to its business strategy. Risk factors include the following:

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

         In addition, there can be no assurance that the Company will be able to obtain the capital necessary to fully realize its growth strategy, consummate acquisitions on satisfactory terms or, if any such acquisitions are consummated, successfully integrate such acquired businesses into the Company and remedy any undiscovered liabilities of any acquired companies. See "ITEM 1-DESCRIPTION OF BUSINESS-Acquisitions and Consolidations."

         Regulation. Insurance companies are subject to comprehensive regulation in the jurisdictions in which they do business by state insurance commissioners. Such regulation relates to, among other things: prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature and limitations of investments; deposit of securities for the benefit of policyowners; approval of policy forms; periodic examinations of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding reserves for unearned premium, losses and other matters. The Company is subject to this type of regulation in any state in which it is licensed to do business. Such regulation could create costs and restrict operations. The Company is currently subject to regulation in the states of Oklahoma and Texas.

         Intercorporate transfers of assets and dividend payments from the Company's insurance subsidiary are subject to prior notice and approval if they are deemed "extraordinary" under these statutes. The Company is required to file detailed annual reports with the state insurance regulatory body of each state in which it is licensed, and the business and accounts of insurance subsidiaries of the Company are subject to examination by such regulatory bodies. See "ITEM 1-DESCRIPTION OF BUSINESS-Regulation and Taxation."

         Persistency. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 1998 and 1999, the Company's lapse ratio on ordinary business was 4% and 11%, respectively.

         Competition. The life insurance business is highly competitive and consists of a number of companies, many of which have greater financial resources, longer business histories and more diversified lines of insurance products than the Company. The Company may encounter increased competition from existing competitors or new market entrants, some of which may be significantly larger and have greater business resources. In addition, to the extent that existing or future competitors seek to gain or retain market share by reducing prices, the Company might be compelled to lower its prices, thereby adversely affecting operating results. See "ITEM 1-DESCRIPTION OF BUSINESS-Competition."

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

         Interest Rate Volatility; Investment Spread Risks. Much of the profitability in the insurance industry is affected by fluctuations in interest rates. Of prime importance in achieving profitability is an insurance company's ability to invest premiums at a higher rate of interest than the interest rate credited to existing policies. Rapid decreases or increases in interest rates may affect an insurance company's ability to maintain a positive spread between the yield on invested assets and the assumed interest rate credited to policy reserves. Rapid interest rate changes could cause increased lapses of policies in force, although management believes the effect of such rate changes would be minimal.

         Interest rate fluctuations may also have an impact on policyowner behavior. To the extent that the fixed rate annuity policies issued by the Company may subsequently carry lower fixed rates than those generally available in the market place, then there may be a tendency by certain policyowners to surrender their policies. While this surrender would likely be mitigated by surrender charges under annuity contracts, over the longer term such action may reduce the Company's future income. There are significant surrender charges which serve to discourage policy owners from surrendering policies. The Company's ability to pay policyowner benefits with operating and investment cash flows and cash on hand may be impaired by substantial interest rate fluctuations.

         Adequacy of Reserves. A material inadequacy in future policy benefits reserves could have a material adverse effect upon the business, results of operations and financial condition of the Company. Any inadequacy in reserves would result in additional expenses when the Company incurs such benefits or when the Company becomes aware of the inadequacy and increases the future policyholder benefits reserve.

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

         Product Assumptions. In reliance upon its actuarial consultants, Rudd and Wisdom, Inc., the Company's life insurance subsidiary makes certain assumptions as to expected mortality, lapse rates, investment results and other factors in developing the pricing and other terms of its products. The assumptions concerning such factors are generally based upon industry experience and influence marketing success and profitability. Variation of actual experience from that assumed by the Company in developing such policy terms may affect the products' profitability and marketability.

         Potential Fluctuations and Operating Results. Due to the relatively low capitalization of the Company's life insurance subsidiary, their operating results are significantly impacted by the amount of fixed rate annuity policies sold, as well as the level of death and other policyowner benefits in any one reporting period. The annual investment returns and overhead costs will also affect the subsidiary operating results.

         Additionally, the Company's revenues and operating results have historically varied significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, operating results have been seasonally lower during the first fiscal quarter than during the other quarters of the fiscal year. See "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-Results of Operations."

         Possible Need for Future Financing. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the additional working capital made available from the consolidation of its operating subsidiaries, together with the projected cash flow from operations, will be sufficient to meet estimated capital expenditures through 2000. If cash flows do not develop as anticipated, or if the Company's proposed plans or the basis for its assumptions change, the Company may be required to obtain additional sources of capital. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all.

Year 2000 Readiness

         The Company experienced no significant problems in its operations relating to Year 2000 readiness in its information technology or in that of its vendors. Although the Company continues to monitor its systems and those of its vendors, the Company does not believe there will be any material impact on its operations for Year 2000 issues.

ITEM 7.    FINANCIAL STATEMENTS

         The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F- 23 of the attached Appendix, and include the following:

   Consolidated Financial Statements of Summit Life Corporation and Subsidiaries

   (1)  Report of Independent Certified Public Accountants;
   (2)  Consolidated Balance Sheets as of December 31, 1999 and 1998;
   (3) Consolidated Statements of Operations for Years Ended December 31, 1999 and 1998;
   (4)  Consolidated  Statement  of  Shareholders'  Equity   for   Years   Ended
        December 31, 1999 and 1998;
   (5) Consolidated Statements of Cash Flows for Years Ended December 31, 1999 and 1998; and
   (6)  Notes  to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this Report is filed.

                                    PART III

ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL   PERSONS,
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     The following documents are filed as part of this report:

                  (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-23.


                  (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit
Number                                   Name of Exhibit
-------                                  ---------------

  3.1     First  Amended and Restated  Certificate  of  Incorporation  (filed as
          Exhibit 3.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

  3.2 First Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

  4.1 Specimen Certificate of the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

  4.2     See Articles V and X of the Company's Certificate of Incorporation and
          Article VI of the Company's Bylaws (filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

  4.3 Form of Promotional Shares Lock-In Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

 10.1 Employment Agreement by and between the Company and James L. Smith (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

 10.2 Employment Agreement by and between the Company and Charles L. Smith (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

 10.3 Stock Purchase Agreement between the Company and Orville Homer Miller et al. (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

 10.4 Stock Purchase Agreement between the Company and CLS Enterprises, Inc. (filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

 10.5 Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

 10.6 Stock Purchase Agreement between Summit Life Corporation, Seller, and First Alliance Insurance Company, Buyer, dated November 10, 1999 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 1999 and incorporated herein by reference).

*10.7 Stock Purchase Agreement between Texas Savings Holding Company and Great Midwest Life Insurance Company, dated February 15, 2000.

*21.1     List of subsidiaries

*27.1     Financial Data Schedule

* Filed electronically herewith.

         (b) A report on Form 8-K was filed by the Company on November 24, 1999, reporting under "Item 2 - Acquisition or Disposition of Assets" the sale of Benefit Capital Life Insurance Company, the Company's wholly owned Louisiana-domiciled subsidiary.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000                          SUMMIT LIFE CORPORATION
                                        an Oklahoma corporation

                                        By:  /s/  Charles L. Smith
                                             --------------------------------
                                                  Charles L. Smith, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     NAME AND TITLE                                                 DATE
     --------------                                                 ----

/s/  James L. Smith                                             March 30, 2000
-----------------------
James L. Smith,
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)


/s/  Charles L. Smith                                           March 30, 2000
-----------------------
Charles L. Smith,
President, Chief Operating Officer and Director


/s/  Quinton L. Hiebert                                         March 30, 2000
-----------------------
Quinton L. Hiebert,
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)


/s/  Randal Beach                                               March 30, 2000
-----------------------
Randal Beach,
Director


/s/  Dean Brown                                                 March 30, 2000
-----------------------
Dean Brown.
Director


/s/  Thomas D. Sanders                                          March 30, 2000
-----------------------
Thomas D. Sanders,
Director

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                                   APPENDIX A








                        Consolidated Financial Statements

                    Summit Life Corporation and Subsidiaries

                     Years ended December 31, 1998 and 1999
                       with Report of Independent Auditors

                      [THIS PAGE LEFT BLANK INTENTIONALLY]





                                      -25

                    Summit Life Corporation and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1998 and 1999




                                    Contents

Report of Independent Certified Public Accountants...........................F-1

Consolidated Financial Statements:
   Consolidated Balance Sheets...............................................F-2
   Consolidated Statements of Operations.....................................F-4
   Consolidated Statement of Stockholders' Equity............................F-5
   Consolidated Statements of Cash Flows.....................................F-6
   Notes to Consolidated Financial Statements................................F-8

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

               Report of Independent Certified Public Accountants

Board of Directors
Summit Life Corporation

We have audited the accompanying consolidated balance sheets of Summit Life Corporation and Subsidiaries, as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Life Corporation and Subsidiaries, as of December 31, 1998 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 29, 2000



                    Summit Life Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                    ASSETS                                      1998             1999
                                                                           -------------     -------------

INVESTMENTS (notes A4 and B)
    Debt securities - available for sale                                    $ 4,105,139       $ 3,202,369
    Equity securities - available for sale                                       46,557            22,000
    Equity securities - other                                                       -              62,500
    Notes receivable                                                          1,241,468           312,864
    Short-term investments                                                      156,541         1,470,000
    Policy loans                                                                 18,142            37,947
    Investment real estate, net of accumulated depreciation of
       $3,293 in 1998 and $6,080 in 1999                                         73,251            72,580
                                                                           ------------      ------------
                                                                              5,641,098         5,180,260

CASH AND CASH EQUIVALENTS (note A3)                                           1,492,196           935,746

RECEIVABLES

    Accrued investment income                                                   240,417            85,753
    Advances to affiliates                                                       10,000            10,000
    Other                                                                         3,156             4,808
                                                                           ------------      ------------
                                                                                253,573           100,561

PROPERTY AND EQUIPMENT - AT COST (note A5)
    Building and improvements                                                   115,853           129,419
    Furniture and equipment                                                     132,811           114,470
    Automobiles                                                                  45,275            54,015
                                                                           ------------      ------------
                                                                                293,939           297,904
       Less accumulated depreciation                                             63,382            88,573
                                                                           ------------      ------------
                                                                                230,557           209,331
    Land                                                                         56,000            56,000
                                                                           ------------      ------------
                                                                                286,557           265,331

OTHER ASSETS

    Cost in excess  of net  assets of  business  acquired,  less
       accumulated   amortization   of   $123,321  in  1998  and
       $133,761 in 1999 (note A6)                                               106,918            45,000
    Deferred policy acquisition costs (note A8)                                  20,926            42,226
    Value of  purchased  insurance  business,  less  accumulated amortization  of  $205,949  in 1998 and  $52,965  in 1999
       (note A9)                                                                272,465           370,758
    Land and building held for sale (note A5)                                   176,153               -
    Deferred income taxes (notes A7 and E)                                       31,943            37,241
    Other                                                                       124,261            38,698
                                                                            -----------      ------------
                                                                                732,666           533,923
                                                                            -----------       -----------

                                                                            $ 8,406,090       $ 7,015,821
                                                                             ==========        ==========



        The accompanying notes are an integral part of these statements.



                    Summit Life Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  December 31,

       LIABILITIES AND STOCKHOLDERS' EQUITY                                1998             1999
                                                                        ----------       -----------

LIABILITIES

    Policy reserves and policyholder funds (note A10)                  $ 6,027,599       $ 5,335,971
    Unpaid claims                                                            4,354           107,000
    Accounts payable                                                        46,707            74,742
    Accrued and other liabilities                                          209,353            28,713
    Advances from affiliates                                                16,000            11,138
    Notes payable (note C)                                               1,325,247           442,219
                                                                        ----------       -----------

                                                                         7,629,260         5,999,783

COMMITMENTS AND CONTINGENCIES (notes G and I)                                  -                 -

STOCKHOLDERS' EQUITY (note D)
    Common stock,  $.01 par value - authorized, 5,000,000
       shares;  issued and outstanding, 2,054,735 shares in
       1998 and 2,267,605 shares in 1999                                    20,547            22,676
    Series A cumulative preferred stock, $.001 par value -
       authorized, 5,000 shares; issued and outstanding, 5,000
       shares in 1999; stated at liquidation value                             -             500,000
    Additional paid-in capital                                           2,079,661         2,923,596
    Common stock of parent held by subsidiary                                  -             (95,000)
    Common stock subscribed                                                 39,130               -
    Accumulated other comprehensive income (loss)                           25,985           (83,565)
    Accumulated deficit                                                 (1,349,363)       (2,251,669)
                                                                        ----------        ----------
                                                                           815,960         1,016,038
       Less stock subscriptions receivable                                  39,130               -
                                                                      ------------   -------------
                                                                           776,830         1,016,038

                                                                       $ 8,406,090       $ 7,015,821
                                                                        ==========        ==========



        The accompanying notes are an integral part of these statements.



                    Summit Life Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                            1998           1999
                                                                        -----------    -----------

Revenues (note O)
    Insurance premiums and other considerations (note A10)              $   121,192    $   213,598
    Investment income                                                       599,334        519,434
    Net realized gains on sale of investments                                 4,337          5,202
    Other                                                                    31,461         74,500
                                                                        -----------    -----------
                                                                            756,324        812,734

Benefits, losses, and expenses (note O)
    Policy benefits                                                          87,925        244,156
    Increase in policy reserves                                             232,746        208,160
    Interest                                                                129,191         97,402
    Taxes, licenses, and fees                                                23,428         43,819
    Depreciation and amortization                                           302,557        308,803
    General, administrative, and other operating                            587,118        743,787
    Loss on disposal of subsidiary                                             --           57,824
                                                                        -----------    -----------
                                                                          1,362,965      1,703,951
                                                                        -----------    -----------

                  Loss from continuing operations before income taxes      (606,641)      (891,217)

Income tax expense (benefit) - current (notes A7 and E)                       3,100         (7,538)
                                                                        -----------    -----------

                  Loss from continuing operations                          (609,741)      (883,679)

Earnings from operations of discontinued segment (note O)                    32,499           --
                                                                        -----------    -----------

                  Net loss                                                 (577,242)      (883,679)

Preferred stock dividends                                                      --           28,830
                                                                        -----------    -----------

                  NET LOSS AVAILABLE TO COMMON
                        STOCKHOLDERS                                    $  (577,242)   $  (912,509)
                                                                        ===========    ===========

Basic and diluted earnings (loss) per common share (note A11)
    From continuing operations                                          $      (.30)   $      (.42)
    From discontinued operations                                                .02           --
                                                                        -----------    -----------

                  NET LOSS                                              $      (.28)   $      (.42)
                                                                        ===========    ===========
Weighted average outstanding common shares, basic and diluted
    (note A11)                                                            2,047,037      2,177,196
                                                                        ===========    ===========



        The accompanying notes are an integral part of these statements.


             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE D)

                     Years ended December 31, 1998 and 1999
                                                                                        Series A cumulative
                                                               Common Stock                preferred stock
                                                            ----------------------     --------------------------
                                                                                                                   Additional
                                                             Shares         Par         Shares        Liquidation    paid-in
                                               Total         Issued         Value       issued          value        capital
                                            -------------  -----------    ---------    -----------    -----------  -----------
Balance at January 1, 1998                  $   339,435      1,939,780    $    19,398          --     $      --     $ 1,044,992
Common stock issued                           1,035,818        114,955          1,149          --            --       1,034,669
Comprehensive loss
   Net loss                                    (577,242)          --             --            --            --            --
   Other comprehensive loss
      Unrealized loss on investments, net       (21,181)
                                            -----------
              Comprehensive loss               (598,423)
                                            -----------    -----------    -----------   -----------   -----------   -----------

Balance at December 31, 1998                    776,830      2,054,735         20,547          --            --       2,079,661
Sale of common stock, net of offering
   expenses of $110,488 (note P)                711,934        163,770          1,638          --            --         710,296
Sale of preferred stock                         500,000           --             --           5,000       500,000          --
Collection of stock subscriptions
   receivable                                    39,130         30,100            301          --            --          38,829
Issuance of common stock of parent
   to subsidiary                                   --           19,000            190          --            --          94,810
Dividends on preferred stock                    (18,627)          --             --            --            --            --
Comprehensive loss

   Net loss                                    (883,679)          --             --            --            --            --
   Other comprehensive loss
      Unrealized loss on investments, net      (109,550)
                                            -----------
              Comprehensive loss               (993,229)
                                            -----------    -----------    -----------   -----------   -----------   -----------

Balance at December 31, 1999                $ 1,016,038      2,267,605    $    22,676         5,000   $   500,000   $ 2,923,596
                                            ===========    ===========    ===========   ===========   ===========   ===========

                                           Common                         Accumulated
                                           stock of                          Other
                                           parent             Common      Comprehensive                      Stock
                                           held by            Stock          income       Accumulated     subscriptions
                                          subsidiary        Subscribed       (loss)         deficit        receivable
                                          --------------   --------------  -------------  --------------  --------------



Balance at January 1, 1998                 $        --      $    42,383    $    47,166    $  (772,121)   $   (42,383)
Common stock issued                                 --           (3,253)          --             --            3,253
Comprehensive loss
   Net loss                                         --             --             --         (577,242)          --
   Other comprehensive loss
      Unrealized loss on investments, net                                      (21,181)

              Comprehensive loss
                                             -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1998                        --           39,130         25,985     (1,349,363)       (39,130)
Sale of common stock, net of offering
   expenses of $110,488 (note P)                    --             --             --             --             --
Sale of preferred stock                             --             --             --             --             --
Collection of stock subscriptions
   receivable                                       --          (39,130)          --             --           39,130
Issuance of common stock of parent
   to subsidiary                                 (95,000)          --             --             --             --
Dividends on preferred stock                        --             --             --          (18,627)          --
Comprehensive loss

   Net loss                                         --             --             --         (883,679)          --
   Other comprehensive loss
      Unrealized loss on investments, net                                     (109,550)

              Comprehensive loss
                                             -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999                 $ (95,000)     $    --        $   (83,565)   $(2,251,669)$         --
                                             ===========    ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.




                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                  1998            1999
                                                                                           -------------    ------------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                                               $   (577,242)   $   (883,679)
    Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation and amortization                                                        299,689         303,472
           Deferral of policy acquisition costs                                                  (9,615)        (26,631)
           Amortization of deferred policy acquisition costs                                      2,868           5,331
           Interest credited to policyholder account balances                                   280,948         233,523
           Gain on sale of investment securities                                                 (4,337)         (5,202)
           (Gain) loss on sale of assets                                                         (8,089)         (1,664)
           Loss on disposal of subsidiary                                                           -            57,824
           Common stock issued for directors' services                                           32,753             -
           Other                                                                                  7,590         (29,107)
           (Increase) decrease in
              Accrued investment income                                                         (68,747)        144,242
              Other receivables                                                                  15,163          (9,430)
              Other assets                                                                        4,265         (29,668)
           Increase (decrease) in

              Policy reserves                                                                   (64,306)        (28,388)
              Accounts payable                                                                  (14,968)        154,710
              Accrued and other liabilities                                                      81,665        (120,193)
                                                                                          -------------     -----------

                  Net cash used in operating activities                                         (22,363)       (234,860)

Cash flows from investing activities
    Purchases of investment securities                                                       (2,710,265)     (2,627,174)
    Proceeds from disposition or maturities of investment securities                          2,189,797       1,830,142
    Issuance of notes receivable                                                               (204,200)        (71,000)
    Payments received on notes receivable                                                       139,517       1,015,251
    Increase in policy loans                                                                    (13,024)        (12,226)
    Advance to affiliates                                                                        (6,000)            -
    Purchase of property and equipment                                                           (1,613)         (6,636)
    Proceeds from sale of assets                                                                 11,826         165,500
    Net cash acquired (paid) in acquisition of business                                         527,578        (406,766)
    Net cash acquired on disposal of subsidiary                                                     -            86,869
                                                                                          -------------    ------------

                  Net cash used in investing activities                                         (66,384)        (26,040)

Cash flows from financing activities
    Deposits to policyholder account balances                                                   514,906          67,009
    Withdrawals from policyholder account balances                                             (159,505)       (394,212)
    Payments on notes payable                                                                  (168,466)     (1,492,731)
    Advances from (payments to) affiliate                                                        16,000          (4,862)
    Proceeds from issuance of notes payable                                                     150,000         510,000
    Proceeds from stock subscriptions receivable                                                  3,253          39,130
    Proceeds from sale of common and preferred stock                                              1,357       1,039,172
    Dividends paid on preferred stock                                                               -           (18,627)
    Initial public offering costs                                                               (70,059)        (40,429)
                                                                                           ------------    ------------

                  Net cash provided by (used in) financing activities                           287,486        (295,550)
                                                                                            -----------     -----------

                  NET INCREASE (DECREASE) IN CASH
                     AND CASH EQUIVALENTS                                                       198,739        (556,450)

Cash and cash equivalents at beginning of year                                                1,293,457       1,492,196
                                                                                             ----------      ----------

Cash and cash equivalents at end of year                                                    $ 1,492,196    $    935,746
                                                                                             ==========     ===========



        The accompanying notes are an integral part of these statements.




                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,

                                                                                                  1998            1999
                                                                                            --------------------------
Cash paid (received) during the year for:

    Interest                                                                                 $   56,000     $   246,000
    Income taxes                                                                                    300          (7,000)

Noncash investing and financing activities:

    Purchase of an automobile by the incurrence of a note payable                            $      -       $    14,059

    Conversion of convertible notes, other notes payable, and accrued interest
       to common stock                                                                              -           281,700
    Notes receivable acquired on sale of land and building, net of deferred
       gain of $72,958                                                                          217,042             -

    Acquisition of Benefit Capital Life Insurance Company in exchange for
       100,000 shares of common stock (note N)                                                  998,445             -
           In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:
              Estimated fair value of assets acquired, including
                  cash and cash equivalents of $527,578     $ 2,051,746
              Liabilities assumed                            (1,053,291)
                                                              ---------

                     Estimated fair value of common
                         stock issued                       $   998,455
                                                            ===========

    Acquisition of Great Midwest Life Insurance Company in exchange for
       issuance of note payable and cash (note N)                                                   -           331,807
           In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:
              Estimated fair value of assets acquired, including
                  cash and cash equivalents of $250,546     $ 1,349,905
              Liabilities assumed                              (360,786)
              Issuance of note payable                         (331,807)
                                                            -----------

                     Cash paid                              $   657,312
                                                            ===========

    Disposal of Benefit Capital Life Insurance Company in exchange for
       stock and cash (note O)                                                                      -            62,500
           In conjunction with the disposal, assets were sold and
           liabilities were transferred as follows:
              Book value of assets sold, including cash and
                  cash equivalents of $ 432,460             $ 1,597,816
              Liabilities transferred                          (958,163)
                                                            -----------

                         Net assets sold                        639,653

              Proceeds for sale

                  Cash received                                 519,329
                  First Alliance Corporation common
                     stock received                              62,500
                                                           ------------
                                                                581,829
                                                           ------------
                     Loss on disposal of subsidiary        $     57,824
                                                           ============





        The accompanying notes are an integral part of these statements.
                                      F-7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    1.     Basis of Consolidation and Nature of Operations

    The consolidated financial statements include the accounts of Summit Life Corporation (SLC) and its wholly-owned subsidiaries (collectively, the Company). Wholly-owned subsidiaries include Summit Life and Annuity Company
    (SLAC), Family Benefit Life Insurance Company (FBLIC), Benefit Capital Life Insurance Company (BCLIC), and Great Midwest Life Insurance Company (GMLIC). BCLIC was acquired on January 13, 1998 and was sold on December 30, 1999. GMLIC was acquired on January 13, 1999. FBLIC was merged into GMLIC with an effective date of February 1, 1999. In October 1999, GMLIC and SLAC received the necessary regulatory approvals to complete a reinsurance agreement which transferred all of SLAC's insurance business to GMLIC. Effective November 24, 1999, SLAC was merged into SLC. Intercompany transactions and balances have been eliminated.

    SLC is a holding company which specializes in the sale of life insurance products through its life insurance subsidiary, GMLIC. GMLIC is licensed in Oklahoma and Texas and primarily sells fixed rate annuities and life insurance products.

    2.     Use of Estimates

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

    4.     Investments

    The Company accounts for certain investments in debt and equity securities as follows:

    o Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

                           December 31, 1998 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    4.     Investments - Continued

    o Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in operations.

    o Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income (loss).

    Declines in the fair value of individual securities below cost or amortized cost that are other than temporary result in write-downs included in operations. The specific identification method is followed in determining the cost of securities sold.

    Generally, notes receivable are stated at the aggregate of the unpaid balances less estimated uncollectible amounts.

    Short-term investments consist primarily of certificates of deposit and in 1999 interests in medical receivables. Short term investments are carried at cost, which approximates market. The interests in medical receivables provides for 10% return on the investment, and at December 31, 1999, the $1,320,000 medical receivables investment is collateralized by receivables with face values of $1,584,000.

    Investment real estate is carried at depreciated cost.

    5.     Property and Equipment

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

    During January 1998, upon acquisition of BCLIC, the Company relocated its Louisiana operations from Thibodaux to rented facilities in New Orleans. The Thibodaux land and building was held for sale at December 31, 1998 and was reported at the lower of carrying value or fair value less cost to sell. During 1999, the building was sold at a loss of approximately $7,000.

    6.     Cost in Excess of Net Assets of Business Acquired

    Cost in excess of net assets of business acquired is amortized on the straight-line method over ten to fifteen years for insurance company acquisitions and five years for other acquisitions.

                           December 31, 1998 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    6.     Cost in Excess of Net Assets of Business Acquired - Continued

    On an ongoing basis, management reviews the valuation and amortization of cost in excess of net assets of business acquired. As part of this review, the Company estimates the value and future benefits of the net income to be generated by the related subsidiaries to determine whether impairment has occurred.

    7.     Income Taxes

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

    9.     Value of Purchased Insurance Business

    Value of purchased insurance business represents the actuarially determined present value of estimated net cash flows embedded in existing insurance contracts when acquired and is amortized with interest based on the incidence of the related cash flows. At December 31, 1999, approximately 13% of the unamortized value of purchased insurance business is expected to be amortized in each of the next five years, based on current conditions and assumptions as to future events on acquired policies in force.



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    9.     Value of Purchased Insurance Business - Continued

    An analysis of the value of purchased insurance business is presented below for the year ended December 31:

                                                                                           1998                1999
                                                                                         --------            --------

              Balance, beginning of year                                                 $     -             $ 272,465
              Acquisition                                                                  478,414             423,723
              Imputed interest on unamortized balance at 6.5%                               31,097              45,252
              Amortization                                                                (237,046)           (182,842)
              Disposal of subsidiary                                                           -              (187,840)
                                                                                          --------            --------

              Balance, end of year                                                       $ 272,465           $ 370,758
                                                                                          ========            ========

    10.    Revenues and Policy Reserves and Policyholder Funds

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

    Policy reserves for life insurance products are computed using assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the Company's experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions are graded and range from 8% to 3.5%. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

    Mortgage loan closing and funding income and related fees are recognized at the time the underlying mortgage loan transaction is closed.

    11.    Earnings (Loss) Per Common Share

    Earnings  (loss)  per common  share are  computed  based  upon net  earnings
    (loss), after deduction of preferred stock dividends, divided by the weighted average number of common shares outstanding during each period.



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    11.    Earnings (Loss) Per Common Share - Continued

    The weighted average outstanding common shares for December 31, 1998 have been adjusted retroactively to reflect the changes in capital structure discussed in Note D. Conversion rights and convertible notes, discussed in Note D, were antidilutive; therefore, basic and diluted earnings (loss) per common share are the same.

    12.    Other Comprehensive Loss

    Accumulated other comprehensive income (loss) consists solely of net unrealized investment gains (losses).

    Unrealized loss on investments, net consists of the following:

                                                                                     1998             1999
                                                                                   ---------        ---------

       Unrealized loss on investments arising during period                        $ (16,844)       $(104,348)
           Less reclassification adjustment for gains included in net loss             4,337            5,202
                                                                                   ---------        ---------

                         Unrealized loss on investments, net                       $ (21,181)       $(109,550)
                                                                                    ========         ========

    13.  Reclassifications

    Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

NOTE B - INVESTMENTS

    The amortized cost of debt securities and the cost of equity securities, together with their estimated fair values, are summarized as follows:

                                                                             December     31,      1998
                                                          ---------------------------------------------------
                                                               Cost/         Gross      Gross      Estimated
                                                          amortized     unrealized    unrealized     fair
                          Type of investment                   cost         gains      losses        value
       -------------------------------------------------  ----------    ----------    ----------   ---------


       Debt securities - available for sale
           U.S. Treasury and other U.S. government
              corporations and agencies                  $   100,585    $     165   $      -       $   100,750
           Mortgage-backed securities                      3,876,061       31,562       (7,984)      3,899,639
           Industrial and miscellaneous                       98,750        6,000          -           104,750
                                                         -----------    ---------   ----------      ----------

                                                          $4,075,396    $  37,727   $   (7,984)    $ 4,105,139
                                                         ===========    =========   ==========      ==========

       Equity securities - available for sale           $     50,315    $      -    $   (3,758)    $    46,557
                                                         ===========    =========   ==========     ===========



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE B - INVESTMENTS - CONTINUED





                                                                           December     31,      1998
                                                        ---------------------------------------------------
                                                             Cost/         Gross      Gross      Estimated
                                                        amortized     unrealized    unrealized     fair
                        Type of investment                   cost         gains      losses        value
     -------------------------------------------------  ----------    ----------    ----------   ---------

       Debt securities - available for sale
           U.S. Treasury and other U.S. government
              corporations and agencies                  $  327,065  $       134    $ (11,561)   $   315,638
           Mortgage-backed securities                     2,623,905          526      (56,238)     2,568,193
           Industrial and miscellaneous                     331,002          -        (12,464)       318,538
                                                          ---------  -----------     --------     ----------

                                                         $3,281,972  $       660    $ (80,263)   $ 3,202,369
                                                          =========  ===========     ========     ==========

       Equity securities - available for sale            $   25,962  $         -    $  (3,962)   $    22,000
                                                          =========  ============   =========     ==========

    The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           December 31, 1999
                                                                                     --------------------------
                                                                                      Amortized      Estimated
                                                                                        cost         fair value
                                                                                     -----------     -----------
value

       Due within one year or less                                                    $  150,054      $  150,189
       Due six to ten years                                                              232,043         223,162
       Due after ten years                                                               275,970         260,825
                                                                                       ---------      ----------
                                                                                         658,067         634,176
       Mortgage-backed securities                                                      2,623,905       2,568,193
                                                                                       ---------       ---------

                                                                                      $3,281,972      $3,202,369
                                                                                       =========       =========


    Proceeds from sales of available-for-sale securities were approximately $530,000 for 1998 and $446,000 for 1999. Gross gains of $11,752 for 1998 and
    $7,387 for 1999 and gross losses of $7,415 for 1998 and $2,185 for 1999 were realized on those sales.

    Equity securities - other consist of First Alliance Corporation (FAC) common stock carried at cost. The securities are restricted as to sale or transfer through December 30, 2000 and FAC retains the right of first refusal to purchase the shares through December 30, 2001.

    Notes receivable include $909,743 for 1998 of loans made to entities which purchase, administer, and collect medical accounts receivable. The notes provided for interest at 20% payable semiannually and matured in 1999.




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE B - INVESTMENTS - CONTINUED

    During 1998, an 8%,  $240,000  ten-year  first  mortgage and an 8%,  $50,000 ten-year  second  mortgage were received in  conjunction  with the sale of a building  and  related  land for  $300,000  which  had a  carrying  value of
    $220,000.  The transaction  resulted in a gain of $80,000 which was deferred and is being  recognized  on the  installment  method  until  adequate  down payment has been  received.  Notes  receivable at December 31, 1998 and 1999 include $199,000 and $183,000, net of remaining deferred gain of $73,000 and
    $67,000, respectively, relating to these mortgages.

NOTE C - NOTES PAYABLE

    Notes payable consist of the following at December 31:

                                                                                               1998          1999
                                                                                           -----------    -----------

       Bank line of credit,  interest  payable monthly at an index determined by the bank (8.25% at December 31, 1998), paid off
       during 1999                                                                         $   150,000    $         -

       Uncollateralized  note payable to individual,  interest  payable
       annually at 8%, paid off during 1999                                                     75,000              -

       Note  payable to bank,  payable in monthly  installments  of $690 through
       March 1999, including interest at 10.5%, paid off
       during 1999                                                                              28,179              -

       Note payable to  stockholder,  interest  payable at 7.75%,  paid
       off during 1999                                                                          32,325              -

       Note payable to individual,  interest  payable  semiannually  at
       6.75%, paid off during 1999                                                              30,000              -

       Note payable to stockholder,  interest  payable  semiannually at
       8%, paid off during 1999                                                                 50,000              -

       Uncollateralized  note payable to stockholder,  interest payable
       annually at 6.75%, due February 1, 2000                                                  50,000           50,000

       10% notes  payable to  individuals,  the  majority  of which are stockholders,  interest  payable either  semiannually or allowed
       to compound, paid off during 1999                                                       909,743              -

       Bank  line of  credit,  interest  payable  quarterly  at the Wall  Street
       Journal prime (8.5% at December 31, 1999) plus .5%, due
       July 1, 2000; guaranteed by certain officers and directors                                  -            110,000




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE C - NOTES PAYABLE - CONTINUED
                                                                                               1998             1999
                                                                                             --------         --------

       Uncollateralized  note payable to stockholder,  interest payable
       at 6.75%, due with principal on April 30, 2000                                              -             50,000

       Note payable to a  corporation,  interest  payable at 6%, due with annual principal installments of approximately $111,000
       through June 1, 2001                                                                        -            221,205

       Note  payable to bank,  payable in monthly  installments  of $337 through
       January 2003, including interest at 6.95%;
       collateralized by vehicle                                                                   -             11,014
                                                                                             ---------          -------

                                                                                            $1,325,247         $442,219
                                                                                             =========          =======

    The aggregate  maturities of notes payable for years  subsequent to December
31, 1999 are as follows:

                     Year ending December 31
                         2000                                                               $323,965
                         2001                                                                114,211
                         2002                                                                  3,873
                         2003                                                                    170
                                                                                             -------

                                                                                            $442,219
                                                                                             =======


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

                           December 31, 1998 and 1999

NOTE D - STOCKHOLDERS' EQUITY - CONTINUED

    These changes have been given retroactive effect in the accompanying consolidated financial statements.

    On April 23, 1999, nonvoting Series A Cumulative Preferred Stock was created. Semiannual dividends of $5 per share are cumulative. The preferred stock has priority as to liquidation value ($100 per share) and dividends in arrears over common stock upon dissolution.

    Prior to 1998, the Company, in an effort to raise additional capital, acquired a convertible note for $55,000 then offered the related conversion rights to existing stockholders on a basis consistent with their then-current ownership percentage. Conversion rights not otherwise accepted by existing stockholders were ultimately accepted by certain Company officers who are also stockholders. These officers accepted the conversion rights by issuing noninterest-bearing promissory notes payable, thereby committing to purchase 33,602 shares of common stock at $1.30 per share. These promissory notes and the Company's requirement to issue the related common stock have been reflected in the accompanying consolidated financial statements as stock subscriptions receivable and common stock subscribed. Through December 31, 1998, 12,207 common shares had been issued under this arrangement for $15,869 and at December 31, 1998, 30,100 common shares are subscribed under notes receivable of $39,130. During 1999, the notes receivable were collected, and the common stock was issued.

NOTE E - INCOME TAXES

    The components of net deferred tax assets and changes in the related valuation allowance are as follows:

                                                               December 31,
                                                         ----------------------
                                                           1998           1999
                                                         ---------    ---------
Deferred tax assets

    Net operating loss carryforwards                     $ 110,289    $ 203,852
    Policy reserves and policyholder funds                  41,106       38,782
    Other                                                   21,246       14,767
    Valuation allowance for deferred tax assets           (101,517)    (167,025)
                                                         ---------    ---------
                                                            71,124       90,376

Deferred tax liabilities

    Value of purchased insurance business                  (37,055)     (51,906)
    Depreciation                                            (2,126)        --
    Other                                                     --         (1,229)
                                                         ---------    ---------
                                                           (39,181)     (53,135)
                                                         ---------    ---------

                  Net deferred tax assets                $  31,943    $  37,241
                                                         =========    =========

Increase in valuation allowance                          $  72,971    $  65,508
                                                         =========    =========



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE E - INCOME TAXES - CONTINUED

    A reconciliation of income tax (expense) benefit at the statutory rate to the Company's effective rate is as follows:

                                                                                      1998            1999
                                                                               -----------     -----------

   Expected statutory rate                                                              34%             34%
   Small life insurance company deduction                                              (20)            (20)
   Increase in valuation allowance                                                     (12)             (7)
   Other                                                                                (3)             (6)
                                                                               -----------     -----------

                                                                                        (1%)             1%
                                                                               ===========     ===========

At December 31, 1999, the following operating loss carryforwards, which begin expiring in 2010, were available for tax purposes:

                        SLC                                                    $ 1,276,000
                        GMLIC                                                       89,000


NOTE F - RELATED PARTY TRANSACTIONS

    The Company is affiliated with an insurance agency by common ownership and management. Insurance regulatory authorities have approved an agreement whereby the Company pays the agency 75% of the commission rate to which nonaffiliates are subject. During 1998 and 1999, commissions of approximately $4,000 and $1,000, respectively, were paid to this agency.

    From time to time, the Company makes advances to and receives advances from affiliates, generally officers and stockholders. Such advances have no specified repayment terms but are generally short-term in nature.

    During 1998, directors' fees of $33,000 were approved by the Board of Directors and paid through the issuance of 11,697 shares (as adjusted - see Note D) of common stock.

    Included in notes receivable at December 31, 1998 is a $25,000 note receivable from a corporation owned by a minority stockholder. The note provided for interest at 8% payable in two installments and matured June 11, 1999.

NOTE G - COMMITMENTS AND CONTINGENCIES

    Under its annuity contracts, the Company is committed to credit interest on policyholder account balances at guaranteed rates. During the first policy year the guaranteed rates range up to 8.5%. After the first year the lowest guaranteed rate is 3%.

                           December 31, 1998 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

    Certain investments with carrying values of $263,200 were pledged to regulatory authorities in accordance with statutory requirements at December 31, 1999.

    The Company leases certain equipment used in operations and storage space. Rent expense under these leases for 1998 and 1999 was $10,957 and $16,322, respectively. At December 31, 1999, there are no future commitments due to terms being on a month-to-month basis.

    The Company is involved in various legal actions relating to its operation. Management believes that losses, if any, arising from such actions will not be material to the Company's consolidated financial statements.

NOTE H - STATUTORY CAPITAL AND SURPLUS

    SLC's insurance company subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the domiciliary state insurance department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC has approved the Codification of Statutory Accounting Practices (the Codification). The Codification will be effective on January 1, 2001. It is currently uncertain when individual states will require adoption of the Codification for statutory financial statements. The Company has not yet determined what effect, if any, the Codification will have on its subsidiary's statutory financial statements.

    SLAC was  required  to  maintain  statutory  capital and surplus of at least
    $250,000 and, at December 31, 1998, its statutory capital and surplus amounted to $360,000.

    FBLIC was required to maintain statutory capital and surplus of at least $100,000 and, at December 31, 1998, its statutory capital and surplus amounted to $150,000.

    BCLIC was required to maintain statutory capital and surplus of at least $300,000 and, at December 31, 1998, its statutory capital and surplus amounted to $519,000.

    GMLIC is  required  to  maintain  statutory  capital and surplus of at least
    $700,000 and, at December 31, 1999, its statutory capital and surplus amounted to $907,000. GMLIC cannot declare dividends which exceed the greater of 10% of statutory capital and surplus or the gain from operations of the preceding twelve months without the prior consent of the Texas Commissioner of Insurance. The maximum dividend which may be paid in 2000 under this formula without prior consent is $90,000.

                           December 31, 1998 and 1999

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

NOTE J - REINSURANCE

    The Company reinsures that portion of insurance risk which is in excess of its retention limits, generally under yearly renewable term contracts. Retention limits range up to $20,000 on life policies. Reinsurance premiums are recognized as a reduction of insurance premiums and other considerations over the policy term and totaled $20,000 and $52,000 for 1998 and 1999, respectively.

    Reinsurance does not discharge or diminish the primary liability of the Company on the risks reinsured; however, it does serve to limit the Company's maximum loss on risks. The Company would be liable for the reinsurance risks ceded to other companies in the event that reinsurers were unable to meet their obligations.

    At December 31, 1998 and 1999, reinsurance recoverables on policy reserves were not significant.

NOTE K - EMPLOYMENT AGREEMENTS

    Effective April 1, 1997, the Company entered into employment agreements with the Company's Chief Executive Officer and President, both Company stockholders. The employment agreements provide, among other things, for six-year terms, base and maximum salaries, increases to base salaries subject to Board of Director approval, annual bonuses, and benefits.

    The agreements also provide each employee the right to purchase shares of common stock at a specified price per share during the first three years of the agreements. The number of shares available to the employees under these agreements is subject to grant by the Board of Directors; however, the difference between the option price and market price of all such shares must not be less than $5,000 each. At December 31, 1999, the Board of Directors had not granted any shares relating to these agreements.

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



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE L - SEGMENT INFORMATION

    Prior to 1999, the Company had the following reportable segments: mortgage services, life insurance, and corporate. The mortgage services segment which has been discontinued (see Note O) provided residential mortgage loan processing services to individuals. The life insurance segment sells annuity and other life insurance products. The corporate segment provided support to the Company's operating subsidiaries and provided financing to certain medical receivable factoring entities. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The reportable segments were distinct business units. Subsequent to the discontinuance of the mortgage services segment, the Company operated only in the life insurance segment. Revenues from customers are all attributed to the United States. The following information about the segments is for the year ended December 31, 1998.

                                                            Mortgage           Life
                                 1998                       services          insurance      Corporate         Totals
    -----------------------------------------               ---------       ------------     ----------      -----------



    Revenues from customers                                  $118,739       $   121,192      $       -       $   239,931
    Intersegment revenues                                         -              12,708           11,745          24,453
    Investment income, including net realized
       gains on sale of investments                               -             392,253          211,418         603,671
    Interest expense                                            1,434               -            129,191         130,625
    Depreciation and amortization                                 -             239,482           63,075         302,557
    Income tax expense (benefit)                                 (646)            3,100              -             2,454
    Segment loss                                              (32,499)          376,211          233,530         577,242
    Segment assets                                                528         7,231,895        1,423,094       8,655,517
    Expenditures for segment assets                               -               1,613              -             1,613

    Reconciliation to Consolidated Amounts

    Revenues

       Total revenues for reportable segments
           Revenues from customers                                                                           $   239,931
           Intersegment revenues                                                                                  24,453
           Investment income, including net realized gains on sale of investments                                603,671
                                                                                                              ----------
                                                                                                                 868,055

       Other revenues                                                                                             31,461
       Elimination of intersegment revenues                                                                      (24,453)
       Discontinued operations                                                                                  (118,739)
                                                                                                              ----------

                         Total consolidated revenues                                                         $   756,324
                                                                                                              ==========

    Assets

       Total assets for reportable segments                                                                   $8,655,517
       Elimination of intersegment assets                                                                       (249,427)
                                                                                                              ----------

                                                                                                              $8,406,090
                                                                                                              ==========




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1998 and 1999.
    Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company.
    The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

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

                                                                        1998                             1999
                                                           -----------------------------------------------------------
                                                             Carrying           Fair          Carrying        Fair
                                                              amount            value          amount         value
                                                           ------------     ------------    ------------  ------------


       Financial assets

           Debt securities - available for sale              $4,105,139     $4,105,139      $3,202,369     $3,202,369
           Equity securities - available for sale                46,557         46,557          22,000         22,000
           Equity securities - other                                -              -            62,500         62,500
           Notes receivable                                   1,241,468      1,315,000         312,864        370,957
           Short-term investments                               156,541        156,541       1,470,000      1,470,000
           Policy loans                                          18,142         18,142          37,947         37,947
           Cash and cash equivalents                          1,492,196      1,492,196         935,746        935,746
           Receivables                                          253,573        253,573         100,561        100,561

       Financial liabilities
           Policyholder account balances -
              investment contracts                           $4,975,587     $4,720,000      $4,886,903     $4,673,874
           Notes payable                                      1,325,247      1,322,000         442,219        440,987


                           December 31, 1998 and 1999

NOTE N - BUSINESS ACQUISITIONS

    In January 1998, in exchange for 100,000 shares of common stock (as adjusted
    - see Note D), the Company acquired BCLIC, a Louisiana corporation, in a business combination accounted for as a purchase. BCLIC was primarily engaged in the sale of life insurance products in Louisiana. The results of operations of BCLIC are included in the accompanying consolidated financial statements since the date of acquisition. Because the Company's common stock was not traded, its fair value was not reliably measurable. Therefore, the cost of the acquisition was estimated through measuring directly the fair values of BCLIC's assets and liabilities. The total cost of the acquisition, as estimated, was approximately $998,000. The estimated fair value of assets acquired was $2,051,746 and liabilities assumed were $1,053,291.

    In January 1999, the Company acquired 100% of the outstanding common stock of GMLIC in a business combination accounted for as a purchase. GMLIC was primarily engaged in the sale of life insurance products in the state of Texas. The results of operations of GMLIC have been included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. Prior to the acquisition, GMLIC only prepared statutory basis financial statements; therefore, summarized pro forma information relating to revenues, net loss, and basic and diluted loss per common share, assuming the acquisition occurred as of January 1, 1998, was not practicable to determine.

NOTE O - DISCONTINUED OPERATIONS AND DISPOSITIONS

    In December 1998, the Company adopted a plan to sell its mortgage services segment to an officer of the Company in exchange for a $10,000 note receivable. The actual disposal date was January 4, 1999. The assets sold and liabilities assumed of the mortgage services segment consisted primarily of the segment's "name", cash, and customer deposits.

    Operating results of the mortgage services segment for the year ended December 31, 1998 are shown separately in the accompanying consolidated statements of operations.

    Revenues of the mortgage services segment for 1998 were $118,739. This amount is not included in revenues in the accompanying consolidated statements of operations. There are no revenues or expenses attributable to the mortgage services segment for 1999.

    On December 30, 1999, the Company sold 100% of the outstanding common stock of BCLIC for $62,500 of First Alliance Corporation common stock (25,000 shares) and $519,329 in cash, resulting in a loss of $57,824. BCLIC's operating results included in the consolidated statements of operations were revenues of $208,647 and $142,705 in 1998 and 1999, respectively, and benefits, losses, and expenses of $307,133 and $159,330 in 1998 and 1999, respectively.

                           December 31, 1998 and 1999

NOTE P - INITIAL PUBLIC OFFERING

    During 1998, SLC began the process of an initial public offering, which went effective in January 1999, of up to 1,000,000 shares of its common stock. The initial public offering price of the shares was $5 per share, and the minimum purchase per subscriber was 100 shares. The offering was closed effective June 30, 1999, resulting in the issuance of 163,770 shares of common stock and gross proceeds of approximately $822,000.

    At December 31, 1998, the Company had offering costs of $110,000 which had been deferred and were included in other assets. These costs were charged against the gross proceeds of the offering in 1999.

    The Company used the proceeds primarily to (i) fund the acquisition of GMLIC (see Note N), (ii) repay debt, and (iii) provide working capital and general corporate funds.

NOTE Q - SUBSEQUENT EVENTS

    On February 15, 2000, GMLIC executed an agreement to purchase 100% of the outstanding common stock of Texas Savings Life Insurance Company (TSLIC) for an amount equal to TSLIC's capital and surplus at December 31, 1999 plus $400,000. TSLIC is primarily engaged in the sale of life insurance products and is licensed in the state of Texas. The acquisition will be accounted for under the purchase method and is expected to be completed in the second quarter.