Form 10QSB
period 2000-03-31
SUMMIT LIFE CORP
filed 2000-05-12
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2000

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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 11, 2000 was 2,248,605.

Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ---    ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets - March 31, 2000 (unaudited) and
           December 31, 1999................................................   3

           Consolidated Statements of Operation - Three months
           ended March 31, 2000 and 1999 (unaudited)........................   5

           Consolidated Statement of Stockholders' Equity - Three months
           ended March 31, 2000 (unaudited).................................   6

           Condensed Consolidated Statement of Cash Flows - Three months
           ended March 31, 2000 and 1999 (unaudited)........................   7

           Notes to Consolidated Financial Statements.......................   8

   Item 2. Management's Discussion and Analysis or Plan of Operation........   9

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................  12

   Signatures...............................................................  12



                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                                   March 31, 2000              December 31, 1999
                                                              -------------------------     ------------------------
                                                                    (Unaudited)
INVESTMENTS
      Debt securities-available for sale                              $2,846,698                    $3,202,369
      Equity securities-available for sale                                62,292                        22,000
      Equity securities-other                                             62,500                        62,500
      Mortgages                                                          329,562                       236,853
      Notes receivable                                                    70,866                        76,011
      Short-term investments                                           1,320,000                     1,470,000
      Policy loans                                                        34,979                        37,947
      Investment real estate, net of depreciation                         71,884                        72,580
                                                              -------------------------     ------------------------
                                                                       4,798,781                     5,180,260

CASH AND CASH EQUIVALENTS                                                946,586                       935,746

RECEIVABLES
      Accrued investment income                                           80,049                        85,753
      Other                                                               16,486                        14,808
                                                              -------------------------     ------------------------
                                                                          96,535                       100,561

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                          129,419                       129,419
      Furniture and equipment                                            114,470                       114,470
      Automobiles                                                         54,015                        54,015
                                                              -------------------------     ------------------------
                                                                         297,904                       297,904
             Less accumulated depreciation                              ( 98,945)                      (88,573)
                                                              -------------------------     ------------------------
                                                                         198,959                       209,331
      Land                                                                56,000                        56,000
                                                              -------------------------     ------------------------
                                                                         254,959                       265,331
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization                      43,333                        45,000
      Deferred policy acquisition costs                                   40,893                        42,226
      Value of purchased insurance business                              365,758                       370,758

      Deferred income taxes                                               37,241                        37,241
      Other                                                               37,534                        38,698
                                                              -------------------------     -------------------------
                                                                         524,759                       533,923
                                                              -------------------------     -------------------------

                                                                      $6,621,620                    $7,015,821
                                                              =========================     =========================


The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31, 2000               December 31, 1999
                                                               ------------------------      ------------------------
                                                                     (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                           $5,334,021                    $5,335,971
      Unpaid claims                                                            --                       107,000
      Accounts payable                                                     15,992                        74,742
      Accrued liabilities                                                  33,272                        28,713
      Notes payable                                                       380,601                       442,219
      Deferred income taxes                                                    --                            --
      Other liabilities                                                        --                        11,138
                                                               ------------------------      ------------------------
                                                                        5,763,886                     5,999,783


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                         22,676                        22,676
      Preferred stock, $.001 par value, stated at
           liquidation value                                              500,000                       500,000
      Additional paid-in capital                                        2,923,596                     2,923,596
      Common stock of parent held by subsidiary                           (95,000)                      (95,000)

      Accum. other comprehensive income (loss)                           (143,544)                      (83,565)
      Accumulated deficit                                              (2,349,994)                   (2,251,669)

                                                               ------------------------      ------------------------
                                                                          857,734                     1,016,038

                                                               ------------------------      ------------------------
                                                                       $6,621,620                    $7,015,821
                                                               ========================      ========================



The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                  ---------------------------------
                                                                        2000             1999
                                                                  ---------------- ----------------
Revenues
      Insurance premiums                                            $    29,271      $    83,172
      Investment income                                                 103,505          151,899
      Net realized gains (losses) on sale of investments                 24,723            2,763
      Other                                                               5,305           18,140
                                                                  ---------------- ----------------
                                                                        162,804          255,974
Benefits, losses and expenses
      Policy benefits                                                    33,667           18,172
      Change in policy reserves                                          55,881           (6,630)
      Interest expense                                                    8,570           28,638
      Taxes, licenses and fees                                            8,319           14,158
      Depreciation and amortization                                      18,066           56,070
      General, administrative and other operating expenses              136,626          235,821
                                                                  ---------------- ----------------
                                                                        261,129         346,229
                                                                  ---------------- ----------------
             Earnings (Loss) from continuing operations
               before income taxes                                     ( 98,325)        ( 90,255)

Income tax provision                                                        --             1,157
                                                                  ---------------- ----------------

             Earnings (Loss) from continuing                        $  ( 98,325)     $  ( 89,098)
             operations

Income from operations of discontinued segment                              --            10,781
                                                                  ---------------- ----------------

                       NET EARNINGS (LOSS)                         $  ( 98,325)      $  ( 78,317)

Preferred Stock Dividend Requirement                                    12,500            --
                                                                 ----------------- ----------------

             NET EARNINGS (LOSS) APPLICABLE
             TO COMMON SHARES                                      $  (110,825)      $  ( 78,317)
                                                                 ================= ================

Earnings (Loss) per common share -
               Basic and diluted
      From continuing operations                                    $    (0.05)      $    (0.04)
      From discontinued operations                                          --             --
                                                                  ---------------- ----------------

             NET LOSS                                               $    (0.05)      $    (0.04)
                                                                  ================ ================

Weighted average outstanding common shares,
      basic and diluted                                               2,248,605       2,086,412
                                                                  ================ ================



The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                       Three Months Ending March 31, 2000
                                   (Unaudited)


                                                      Common Stock                  Preferred Stock
                                                      ------------                  ---------------
                                                                                   Shares       Liquid-     Additional
                                                       Shares         Par           Out-         ation        paid-in
                                        Total          Issued        Value        standing       Value        capital
                                     -----------    -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2000           $ 1,016,038      2,267,605   $    22,676         5,000   $   500,000   $ 2,923,596








Comprehensive income (loss)
   Net loss                              (98,325)          --            --            --            --            --
  Other comprehensive income
    Unrealized loss on investments       (59,979)          --            --            --            --            --
                                     -----------
        Comprehensive income (loss)     (158,304)
                                     -----------    -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2000            $   857,734      2,267,605   $    22,676         5,000   $   500,000   $ 2,923,596
                                     ===========    ===========   ===========   ===========   ===========   ===========


                                                                      Common
                                       Accum. Other                  Stock of
                                      Comprehensive                Parent Held
                                         income      Accumulated        by
                                         (loss)        deficit      Subsidiary
                                       -----------   -----------   -----------

Balance at January 1, 2000                 (83,565)  $(2,251,669)  $   (95,000)









Comprehensive income (loss)
   Net loss                                   --         (98,325)         --
  Other comprehensive income
    Unrealized loss on investments         (59,979)         --            --

        Comprehensive income (loss)
                                       -----------   -----------   -----------

Balance at March 31, 2000              $  (143,544)  $(2,349,994)  $   (95,000)
                                       -----------   ===========   ===========



The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                      ---------------------------------------------
                                                                           2000                     1999
                                                                      ----------------     ------------------------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities                    $  (206,069)            $    (65,193)

Net cash provided by (used in) investing activities                        321,968                   (2,207)

Net cash provided by (used in) financing activities                       (105,059)                 477,456

                                                                      ----------------     ------------------------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                              10,840                  410,056

Cash and cash equivalents at the beginning of the period                   935,746                1,492,196
                                                                      ----------------     ------------------------

Cash and cash equivalents at the end of the period                     $   946,586             $  1,902,252
                                                                      ================     ========================





The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the
Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999 under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

         The Company's primary focus is its life insurance operations, but it has also provided financing to medical accounts receivable factoring entities. This type of financing was integrated into the investment portfolios of the subsidiary life insurance companies during the second quarter of 1999.

Results of Operations

         Three Months Ended March 31, 2000 Compared to Three Months ended March 31, 1999

         Assets/Liabilities/Stockholders' Equity. Total assets were $6,621,620 at March 31, 2000, compared to $7,015,821 at December 31, 1999, a decrease of 5.6%. The decrease was due to the reduction of certain Company debt, adjustments made to the value of the Company's investment portfolio and the reduction of outstanding insurance claims. See "-Liquidity and Capital Resources."

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,763,886 at March 31, 2000, compared to $5,999,783 at December 31, 1999, a decrease of 4%. The decrease was due primarily to repayment of a portion of the Company's outstanding debt and reduction of outstanding insurance claims.

         Total stockholders' equity was $857,734 at March 31, 2000, compared to $1,016,038 at December 31, 1999, a decrease of 15.6%. The decrease was primarily due to the net operating loss for the first quarter as well as certain adjustments made to the value of the Company's investment portfolio.

         Revenue. Revenues attributable to life insurance decreased 65% from $83,172 to $29,271 for the three months ended March 31, 2000, compared to the same period ended March 31, 1999. The decrease was due primarily to the sale of Benefit Capital Life Insurance Company ("Benefit Capital") which accounted for 21% of the decrease. Certain adjustments made at the time of the acquisition of Great Midwest Life Insurance Company ("Great Midwest") in 1999 also contributed to the decrease.

         Investment income decreased 32% from $151,899 for the three months ended March 31, 1999 to $103,505 for the three months ended March 31, 2000, primarily as a result of a shift in the investment portfolio of the Company which reduced both investment income and interest expense.

         Costs and Expenses. Total expenses decreased 24.6% from $346,229 to $261,129 for the three months ended March 31, 1999 and 2000, respectively. Such decrease was primarily attributable to the sale of Benefit Capital and the elimination of the related expenses from its Louisiana operations. This included the amortization of value of purchased insurance business relating to Benefit Capital. Such amortization is expected to continue for Great Midwest, but at reduced levels, over the premium-paying life of the acquired policies.

         Policy benefits increased 85% from $18,172 to $33,667 for the comparable periods, due to surrenders on annuity policies. Policies reserves increased $62,511 for the comparable periods due in part to certain adjustments made for the acquisition of Great Midwest. Interest expense decreased 70% from $28,638 to $8,570 for the comparable periods due to a repositioning of the Company's assets which eliminated most of its interest expense. Depreciation and amortization decreased 68% for the three months ended March 31, 2000 and 1999, respectively, due to the sale of Benefit Capital and the writeoff of goodwill at yearend which reduced the amount of such assets subject to ongoing amortization and depreciation. Despite direct costs of $11,200 associated with the Company's terminated attempted acquisition of Texas Savings Life Insurance Company, general expenses decreased 42% from $235,821 to $136,626, primarily as a result of the elimination of the Louisiana operation and its associated costs.

         Losses. The Company reported a loss from continuing operations for the three months ended March 31, 2000 of $98,325, compared to a loss from continuing operations for the three months ended March 31, 1999 of $90,255, a 9% increase. This was due to the reduction in revenues resulting from the sale of Benefit Capital and the shift in the Company's investment portfolio discussed above. Although the sale of Benefit Capital also resulted in expense reductions, other expenses increased slightly. Net loss increased 25%, with a net loss of $98,325 for the three months ended March 31, 2000, compared to a net loss of $78,317 for the three months ended March 31, 1999. The change was due to income reported in the prior period from a one time sale of certain intangible assets associated with a discontinued segment.

         The Company's loss per share from continuing operations increased slightly to $0.05 per share for the three months ended March 31, 2000, compared to a loss of $0.04 per share for the three months ended March 31, 1999. Net loss per share for the comparable periods was $0.05 and $0.04 per share, respectively.

Liquidity and Capital Resources

         The principal requirements for liquidity in connection with the Company's operations are its contractual obligations to policyholders and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, policy loans and claims under outstanding insurance policies and annuities. Payment of surrender benefits is a function of "persistency," which is the extent to which insurance policies are maintained by the policyholder. Policyholders sometimes do not pay premiums, thus causing their policies to lapse, or policyholders may choose to surrender their policies for their cash surrender value. If actual experience of a policy or block of policies is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and profits associated with those policies which are lapsed or surrendered.

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2000, with amounts borrowed thereunder bearing interest at prime plus .5%. At March 31, 2000, $110,000 was outstanding under the line of credit and, as of the date of this Report, the Company has $40,000 available under the credit facility.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. In June 1999, the Company paid the first of the three installments on the promissory note held by the former stockholder of Great Midwest. The second installment is due June 2000.

         On February 15, 2000, Great Midwest executed an agreement, which was expected to close in the second quarter of 2000, regarding the acquisition of 100% of the common stock of Texas Savings Life Insurance Company, a Texas life insurance company. On April 7, 2000, Great Midwest exercised an option to terminate the contract with the target and withdrew its application to purchase from the Texas Department of Insurance.

         The Company has made and intends to make substantial expenditures in connection with its subsidiaries' marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that cash from continuing operations, as well as availability under its credit facilty, should be sufficient to fund its operations and to make required debt and dividend payments for at least the next 12 months. There can be no assurance however, that the Company can generate sufficient cash flow for these purposes or to repay the notes at maturity. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance all or a portion of the notes on or prior to maturity. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms, if at all.

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


                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

    Exhibit
     Number                    Name of Exhibit
    -------                    ---------------
     *27.1                 Financial Data Schedule

*  Filed electronically herewith

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SUMMIT LIFE CORPORATION
                                     an Oklahoma corporation



Date:  May 11, 2000                  /s/  Charles L. Smith
                                     ------------------------------------------
                                     Charles L. Smith
                                     President and Chief Operating Officer



Date:  May 11, 2000                  /s/  Quinton L. Hiebert
                                     ------------------------------------------
                                     Quinton L. Hiebert
                                     Vice-President and Chief Financial Officer

                                INDEX TO EXHIBITS


 Exhibit
  Number                           Name of Exhibit
 -------                           ---------------

  *27.1                         Financial Data Schedule

*  Filed electronically herewith