Form 10QSB
period 2000-06-30
SUMMIT LIFE CORP
filed 2000-08-10
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 14, 2000 was 2,248,605.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets - June 30, 2000 (unaudited) and

            December 31, 1999...............................................   3

            Consolidated Statements of Operation - Three months and six
            months ended June 30, 2000 and 1999 (unaudited).................   5

            Consolidated Statement of Stockholders' Equity - Six months
            ended June 30, 2000 (unaudited).................................   6

            Condensed Consolidated Statement of Cash Flows - Six months
            ended June 30, 2000 and 1999 (unaudited)........................   7

            Notes to Consolidated Financial Statements......................   8

    Item 2. Management's Discussion and Analysis or Plan of Operation.......   9

PART II.    OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders.............  13

    Item 6. Exhibits and Reports on Form 8-K................................  14

    Signatures..............................................................  14



                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                     ASSETS

                                                  June 30, 2000   December 31, 1999
                                                ----------------  -----------------
                                                    (Unaudited)
INVESTMENTS
   Debt securities-available for sale               $ 2,661,070      $ 3,202,369
   Equity securities-available for sale                  38,437           22,000
   Equity securities-other                               62,500           62,500
   Mortgages                                            483,346          236,853
   Notes receivable                                      61,015           76,011
   Short-term investments                                  --          1,470,000
   Policy loans                                          30,689           37,947
   Investment real estate, net of depreciation           25,000           72,580
                                                    -----------      -----------
                                                      3,362,057        5,180,260

CASH AND CASH EQUIVALENTS                             2,254,954          935,746

RECEIVABLES
   Accrued investment income                             93,182           85,753
   Other                                                 13,000           14,808
                                                    -----------      -----------
                                                        106,182          100,561

PROPERTY AND EQUIPMENT-AT COST
   Building and improvements                            129,419          129,419
   Furniture and equipment                              116,570          114,470
   Automobiles                                           54,015           54,015
                                                    -----------      -----------
                                                        300,004          297,904
          Less accumulated depreciation                (107,716)         (88,573)
                                                    -----------      -----------
                                                        192,288          209,331
   Land                                                  56,000           56,000
                                                    -----------      -----------
                                                        248,288          265,331
OTHER ASSETS
   Cost in excess of net assets of businesses
          acquired, less accumulated amortization        42,083           45,000
   Deferred policy acquisition costs                     51,293           42,226
   Value of purchased insurance business                360,758          370,758
   Deferred income taxes                                 37,241           37,241
   Other                                                 43,539           38,698
                                                    -----------      -----------
                                                        534,914          533,923
                                                    -----------      -----------

                                                    $ 6,506,395      $ 7,015,821
                                                    ===========      ===========


The accompanying notes are an integral part of these interim financial statements




                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        June 30,     December 31,
                                                                          2000           1999
                                                                      -----------    -----------
                                                                      (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                          $ 5,352,697    $ 5,335,971
      Unpaid claims                                                          --          107,000
      Accounts payable                                                     16,092         74,742
      Accrued liabilities                                                   9,663         28,713
      Notes payable                                                       231,165        442,219
      Other liabilities                                                      --           11,138
                                                                      -----------    -----------
                                                                        5,609,617      5,999,783


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                         22,676         22,676
      Preferred stock, $.001 par value, stated at
          liquidation value                                               500,000        500,000
      Additional paid-in capital                                        2,923,596      2,923,596
      Common stock of parent held by subsidiary                           (95,000)       (95,000)
      Accumulated other comprehensive income (loss)
          Unrealized appreciation (depreciation) of debt securities       (90,906)       (83,565)
      Accumulated deficit                                              (2,363,588)    (2,251,669)

                                                                      -----------    -----------
                                                                          896,778      1,016,038

                                                                      -----------    -----------
                                                                      $ 6,506,395    $ 7,015,821
                                                                      ===========    ===========





The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                --------------------------    --------------------------
                                                                    2000           1999           2000           1999
                                                                -----------    -----------    -----------    -----------
Revenues
      Insurance premiums                                        $    43,488    $    72,419    $    82,305    $   155,838
      Reinsurance premium ceded                                     (10,881)       (16,600)       (20,427)       (16,847)
                                                                -----------    -----------    -----------    -----------
           Net premium income                                        32,607         55,819         61,878        138,991

      Investment activity
           Investment income                                         90,083        144,698        193,588        296,597
           Net realized gains (losses) on sale of investments         4,808           --           29,531          2,763
      Other                                                          91,750          5,792         97,055         23,932
                                                                -----------    -----------    -----------    -----------
                                                                    219,248        206,309        382,052        462,283
Benefits, losses and expenses
      Policy benefits                                                26,883         35,199         60,550         53,371
      Change in policy reserves                                      38,790        106,359         94,671         99,729
      Interest expense                                                4,678         42,234         13,248         70,872
      Taxes, licenses and fees                                        4,683         10,005         13,002         24,163
      Depreciation and amortization                                  12,301         40,187         30,367         96,257
      General, administrative and other operating expenses          120,539        156,627        257,165        392,448
                                                                -----------    -----------    -----------    -----------
                                                                    207,874        390,611        469,003        736,840
                                                                -----------    -----------    -----------    -----------
             Earnings (Loss) from continuing operations
               before income taxes                                   11,374       (184,302)       (86,951)      (274,557)

Income tax provision                                                   --             (400)          --              757
                                                                -----------    -----------    -----------    -----------
             Earnings (Loss) from continuing                         11,374       (184,702)   $   (86,951)   $  (273,800)
             operations

Income from operations of discontinued segment
                                                                       --             (630)          --           10,151
                                                                -----------    -----------    -----------    -----------

                       NET EARNINGS (LOSS)                           11,374       (185,332)   $   (86,951)   $  (263,649)

Preferred Stock Dividend Requirement                                 12,500           --           25,000           --
                                                                -----------    -----------    -----------    -----------
             NET EARNINGS (LOSS) APPLICABLE
             TO COMMON SHARES                                   $    (1,126)   $  (185,332)   $  (111,951)   $  (263,649)
                                                                ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
               Basic and diluted
      From continuing operations                                $     (0.00)   $     (0.09)   $     (0.05)   $     (0.13)
      From discontinued operations                                     --             --             --             --
                                                                -----------    -----------    -----------    -----------

             NET LOSS                                           $     (0.00)   $     (0.09)   $     (0.05)   $     (0.13)
                                                                ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                           2,248,605      2,216,464      2,248,605      2,142,485
                                                                ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2000
                                   (Unaudited)


                                                          Common Stock              Preferred Stock
                                                   -------------------------   -------------------------
                                                                                  Shares       Liquid-       Additional
                                                      Shares         Par           Out-         ation         Paid-in
                                        Total         Issued        Value        standing       Value         Capital
                                     -----------   -----------   -----------   -----------   -----------    -----------

Balance at January 1, 2000           $ 1,016,038     2,267,605   $    22,676         5,000   $   500,000    $ 2,923,596

Dividends on preferred stock             (24,968)         --            --            --            --             --

Comprehensive income
   Net loss                              (86,951)         --            --            --            --             --
  Other comprehensive inc. (loss)
    Unrealized loss on investments        (7,341)         --            --            --            --             --
                                     -----------
        Comprehensive inc. (loss)        (94,292)         --            --            --            --             --
                                     -----------   -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2000             $   896,778     2,267,605   $    22,676         5,000   $   500,000    $ 2,923,596
                                     ===========   ===========   ===========   ===========   ===========    ===========

                                     Accumulated                     Common
                                        Other                       Stock of
                                    Comprehensive                 Parent Held
                                        Income     Accumulated         by
                                        (Loss)       Deficit       Subsidiary
                                     -----------   -----------    -----------


Balance at January 1, 2000           $   (83,565)  $(2,251,669)   $   (95,000)

Dividends on preferred stock                --         (24,968)          --

Comprehensive income
   Net loss                                 --         (86,951)          --
  Other comprehensive inc. (loss)
    Unrealized loss on investments        (7,341)         --             --

        Comprehensive inc. (loss)           --            --             --
                                     -----------   -----------    -----------

Balance at June 30, 2000             $   (90,906)  $(2,363,588)   $   (95,000)
                                     ===========   ===========    ===========


The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $  (167,400)   $  (276,583)

Net cash provided by (used in) investing activities          1,803,225      1,351,537

Net cash provided by (used in) financing activities           (316,617)       229,037

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                               1,319,208      1,303,991

Cash and cash equivalents at the beginning of the period       935,746      1,492,196
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 2,254,954    $ 2,796,187
                                                           ===========    ===========







The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 1999.

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

General

         The Company's primary focus is its life insurance operations. In the past, it has also provided financing to medical accounts receivable factoring entities. This type of financing was integrated into the investment portfolios of the subsidiary life insurance companies during the second quarter of 1999 and phased out during the second quarter of 2000.

Results of Operations

  Three Months Ended June 30, 2000 Compared to Three Months ended June 30, 1999

         Revenue. Revenues attributable to life insurance decreased from $72,419 to $43,488 for the three months ended June 30, 2000, compared to the same period ended June 30, 1999. The decrease was due primarily to the sale of Benefit Capital Life Insurance Company ("Benefit Capital"), which accounted for most of the decrease.

         Investment income decreased from $144,698 for the three months ended June 30, 1999 to $90,083 for the three months ended June 30, 2000, primarily as a result of a shift in the investment portfolio of the Company which reduced both investment income and interest expense. The sale of Benefit Capital also contributed to a decrease in assets under management and a decrease in the investment income from those assets.

         Other income increased from $5,792 for the three months ended June 30, 1999 to $91,750 for the three months ended June 30, 2000, due to the recognition of certain deferred gains on real estate sold by the Company in prior years.

         Costs and Expenses. Total expenses decreased 47% from $390,611 to $207,874 for the three months ended June 30, 1999 and 2000, respectively. Such decrease was primarily attributable to the sale of Benefit Capital and the elimination of the related expenses from its Louisiana operations. This included the amortization of value of purchased insurance business relating to Benefit Capital. Amortization of value of purchased insurance business is expected to continue with respect to the Company's 1999 acquisition of Great Midwest Life Insurance Company ("Great Midwest"), but at reduced levels, over the premium-paying life of the acquired policies.

         Policy  benefits   decreased  24%  from  $35,199  to  $26,883  for  the
comparable periods. Policy reserves decreased $67,569, or 63%, for the comparable periods. Interest expense decreased 89% from $42,234 to $4,678 for the comparable periods due to a repositioning of the Company's assets that eliminated most of its related interest expense. Depreciation and amortization decreased 69% for the three months ended June 30, 2000 and 1999, respectively, due to the sale of Benefit Capital and the write-off of goodwill at year-end, which reduced the amount of such assets subject to ongoing amortization and depreciation. General expenses decreased 23% from $156,627 to $120,539 as a result of the elimination of the Louisiana operations and its associated costs.

         Losses. The Company reported earnings from continuing operations for the three months ended June 30, 2000 of $11,374, compared to a loss from continuing operations for the three months ended June 30, 1999 of $184,702. This was due to recognition of deferred gains on the sale of property and the elimination of expenses related to Benefit Capital as well as other expense reductions. For the three months ended June 30, 2000, the Company reported net earnings of $11,374, compared to a net loss of $185,332 for the three months ended June 30, 1999. The change was due largely to recognition of deferred income from one-time sales of certain real estate owned by the Company. After taking into account the preferred stock dividends, the Company reported a net loss of $1,126 applicable to its common shares for the three months ended June 30, 2000, compared to a net loss of $185,332 ($.09 per share) applicable to its common shares for the comparable period in 1999.

    Six Months Ended June 30, 2000 Compared to Six Months ended June 30, 1999

         Assets/Liabilities/Stockholders' Equity. Total assets were $6,506,395 at June 30, 2000, compared to $7,015,821 at December 31, 1999, a decrease of 7.3%. The decrease was due to the reduction of certain Company debt, a temporary decline in the value of the Company's investment portfolio and the reduction of outstanding insurance claims. See "-Liquidity and Capital Resources."

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,609,617 at June 30, 2000, compared to $5,999,783 at December 31, 1999, a decrease of 6.5%. The decrease was due primarily to repayment of a portion of the Company's outstanding debt and reduction of outstanding insurance claims.

         Total stockholders' equity was $896,778 at June 30, 2000, compared to $1,016,038 at December 31, 1999, a decrease of 11.7%. The decrease was primarily due to the net operating loss for the first six months of 2000 as well as a temporary decline in the value of the Company's investment portfolio.

         Revenue. Revenues attributable to life insurance decreased 47% from $155,838 to $82,305 for the six months ended June 30, 2000, compared to the same period ended June 30, 1999. The decrease was due primarily to the sale of Benefit Capital, which accounted for approximately 50% of the decrease. Certain adjustments made at the time of the acquisition of Great Midwest in 1999 also contributed to the decrease.

         Investment income decreased 35%, from $296,597 for the six months ended June 30, 1999 to $193,588 for the six months ended June 30, 2000, primarily as a result of a shift in the investment portfolio of the Company which reduced both investment income and interest expense. The sale of Benefit Capital also contributed to a decrease in assets under management and a decrease in the investment income from those assets.

         Other income increased 305%, from $23,932 for the six months ended June 30, 1999 to $97,055 for the six months ended June 30, 2000, primarily due to the recognition of certain deferred gains on real estate sold by the Company in prior years. One-time items accounted for $91,750 and $10,000 of other income for June 30, 2000 and 1999, respectively.

         Costs and Expenses. Total expenses decreased 36% from $736,840 to $469,003 for the six months ended June 30, 1999 and 2000, respectively. Such decrease was primarily attributable to the sale of Benefit Capital and the elimination of the related expenses from its Louisiana operations. This included the amortization of value of purchased insurance business relating to Benefit Capital. Amortization of value of purchased insurance business is expected to continue with respect to the Company's 1999 acquisition of Great Midwest, but at reduced levels, over the premium-paying life of the acquired policies.

         Policy  benefits   increased  13%  from  $53,371  to  $60,550  for  the
comparable periods, due to an increase in death claims. Policy reserves decreased $5,058 for the comparable periods. Interest expense decreased 81% from $70,872 to $13,248 for the comparable periods due to a repositioning of the Company's assets that eliminated most of its interest expense. Depreciation and amortization decreased 69% from $96,257 to $30,367 for the six months ended June 30, 1999 and 2000, respectively, due to the sale of Benefit Capital and the write-off of goodwill at year-end, which reduced the amount of such assets subject to ongoing amortization and depreciation. General expenses decreased 34% from $392,448 to $257,165 as a result of the elimination of the Louisiana operation and its associated costs and despite direct costs of $11,200 associated with a terminated acquisition agreement.

         Losses. The Company reported a loss from continuing operations for the six months ended June 30, 2000 of $86,951, compared to a loss from continuing operations for the six months ended June 30, 1999 of $273,800, a 68% decrease. This was due to an increase in realized gains on investment securities, recognition of deferred gains on the sale of property and the elimination of expenses related to Benefit Capital as well as other expense reductions. Net loss decreased 67% to $86,951 for the six months ended June 30, 2000, compared to a net loss of $263,649 for the six months ended June 30, 1999. The change was due largely to recognition of deferred income from one-time sales of certain real estate owned by the Company.

         The Company's loss per share from continuing operations decreased to $0.05 per share for the six months ended June 30, 2000, compared to a loss of $0.13 per share for the six months ended June 30, 1999. Net loss per share for the comparable periods was $0.05 and $0.13 per share, respectively.

Liquidity and Capital Resources

         The principal requirements for liquidity in connection with the Company's operations are its contractual obligations to policyholders and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, policy loans and claims under outstanding insurance policies and annuities. Payment of surrender benefits is a function of "persistency," which is the extent to which insurance policies are maintained by the policyholder. Policyholders sometimes do not pay premiums, thus causing their policies to lapse, or policyholders may choose to surrender their policies for their cash surrender value. If actual experience of a policy or block of policies is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and profits associated with those policies that are lapsed or surrendered.

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2001, with amounts borrowed thereunder bearing interest at prime plus .5%. At June 30, 2000, $110,000 was outstanding under the line of credit and, as of the date of this Report, the Company has $40,000 available under the credit facility.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrued interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000. The balance of the loan was paid December 31, 1999 using operating cash flow and the proceeds from the sale of Benefit Capital. In addition, the Company has paid two of the three installments on the promissory note held by the former stockholder of Great Midwest.

         On February 15, 2000, Great Midwest executed an agreement, which was expected to close in the second quarter of 2000, regarding the acquisition of 100% of the common stock of Texas Savings Life Insurance Company, a Texas life insurance company. On April 7, 2000, Great Midwest exercised an option to terminate the contract with the acquisition target and withdrew its application to purchase from the Texas Department of Insurance.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and to make required payments under its credit facility, the required payments of principal and interest under the 6% promissory notes payable to a former stockholder of Great Midwest and the annual 10% dividend on the Series A Preferred Stock, for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company may also need to refinance on or prior to maturity all or a portion of the note payable to the former stockholder of Great Midwest. There can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms, if at all.

                           Part II - Other Information

Item 4.  Submission of Matters to Vote of Security Holders

         The Company held its annual stockholders' meeting on May 11, 2000. Two proposals were voted on by the Company's stockholders: 1) election of director, and 2) ratification of the appointment of Grant Thornton LLP as independent auditors. All proposals were approved by a majority of the votes cast at the meeting as follows:

        (a)  One director was elected to serve a three-year term.

             Michael P. Saunders was elected as a Class 3 director for a term expiring at the 2003 annual meeting, with 1,886,608 shares voted in favor and 0 voted against and 161,629 abstained. James L. Smith and
             M. Dean Brown, who are Class 2 directors with terms expiring at the 2001 annual meeting, and Charles L. Smith and Thomas D. Sanders who are Class 1 directors with terms expiring at the 2002 annual meeting, were not up for reelection and continued on as directors.

        (b)  Ratification   of  the   appointment   of  Grant  Thornton  LLP  as
             independent auditors:

             In favor:    1,886,249
             Against:            34
             Abstain:       161,954

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

                                     SUMMIT LIFE CORPORATION
                                     an Oklahoma corporation

Date:  August 7, 2000                 /s/  Charles L. Smith
                                     -------------------------------------------
                                     Charles L. Smith
                                     President and Chief Operating Officer

Date:  August 7, 2000                 /s/  Quinton L. Hiebert
                                     -------------------------------------------
                                     Quinton L. Hiebert
                                     Vice-President and Chief Financial Officer

                                INDEX TO EXHIBITS

 Exhibit
  Number          Name of Exhibit
 -------          ---------------

  *27.1           Financial Data Schedule


*  Filed electronically herewith