Form 10QSB
period 2000-09-30
SUMMIT LIFE CORP
filed 2000-11-14
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2000

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 14, 2000 was 2,248,605.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.           FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets - September 30, 2000
              (unaudited) and December 31, 1999.............................   3

              Consolidated Statements of Operation - Three months and
              nine months ended September 30, 2000 and 1999 (unaudited).....   5

              Consolidated Statement of Stockholders' Equity - Nine
              months ended September 30, 2000 (unaudited)...................   6

              Condensed Consolidated Statement of Cash Flows - Nine
              months ended September 30, 2000 and 1999 (unaudited)..........   7

              Notes to Consolidated Financial Statements....................   8

      Item 2. Management's Discussion and Analysis or Plan of Operation.....   9

PART II.          OTHER INFORMATION


      Item 2. Changes in Securities.........................................  13

      Item 6. Exhibits and Reports on Form 8-K..............................  13

      Signatures............................................................  14



                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                   September 30, 2000    December 31, 1999
                                                   ------------------    -----------------
                                                      (Unaudited)
INVESTMENTS
      Debt securities-held to maturity                 $   327,412          $      --
      Debt securities-available for sale                 2,309,765            3,202,369
      Equity securities-available for sale                  47,919               22,000
      Equity securities-other                               62,500               62,500
      Mortgages                                            700,487              236,853
      Notes receivable                                     358,808               76,011
      Short-term investments                                  --              1,470,000
      Policy loans                                          32,139               37,947
      Investment in limited partnerships                    57,300                 --
      Investment real estate, net of depreciation             --                 72,580
                                                       -----------          -----------
                                                         3,896,330            5,180,260

CASH AND CASH EQUIVALENTS                                1,397,267              935,746

RECEIVABLES
      Accrued investment income                             87,231               85,753
      Other                                                163,500               14,808
                                                       -----------          -----------
                                                           250,731              100,561

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                            129,419              129,419
      Furniture and equipment                              116,570              114,470
      Automobiles                                           22,015               54,015
                                                       -----------          -----------
                                                           268,004              297,904
             Less accumulated depreciation                 (96,672)             (88,573)
                                                       -----------          -----------
                                                           171,332              209,331
      Land                                                  56,000               56,000
                                                       -----------          -----------
                                                           227,332              265,331
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization        40,833               45,000
      Deferred policy acquisition costs                     49,758               42,226
      Value of purchased insurance business                355,758              370,758
      Deferred income taxes                                 37,241               37,241
      Other                                                 55,920               38,698
                                                       -----------          -----------
                                                           539,510              533,923
                                                       -----------          -----------

                                                       $ 6,311,170          $ 7,015,821
                                                       ===========          ===========


The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,   December 31,
                                                                   2000           1999
                                                               -----------    -----------
                                                               (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                   $ 4,913,449    $ 5,335,971
      Unpaid claims                                                   --          107,000
      Accounts payable                                              15,843         74,742
      Accrued liabilities                                           19,627         28,713
      Notes payable                                                230,317        442,219
      Advances from affiliates                                        --           11,138
                                                               -----------    -----------
                                                                 5,179,236      5,999,783


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                  22,676         22,676
      Series A preferred stock, $.001 par value, stated at
        liquidation value                                          500,000        500,000
      Series B convertible preferred stock, $.001 par value        250,000           --
      Series B convertible preferred stock subscribed              750,000           --
           Less Series B convertible preferred stock              (750,000)          --
      subscriptions
              receivable
      Additional paid-in capital                                 2,923,596      2,923,596
      Common stock of parent held by subsidiary                    (95,000)       (95,000)
      Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation) of debt       (31,808)       (83,565)
      securities

      Accumulated deficit                                       (2,437,530)    (2,251,669)

                                                               -----------    -----------
                                                                 1,131,934      1,016,038

                                                               -----------    -----------
                                                               $ 6,311,170    $ 7,015,821
                                                               ===========    ===========




The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                 2000           1999           2000           1999
                                                             -----------    -----------    -----------    -----------
Revenues
      Insurance premiums                                     $    63,841    $    59,466    $   146,146    $   215,284
      Reinsurance premium ceded                                  (11,149)       (18,675)       (31,576)       (35,502)
                                                             -----------    -----------    -----------    -----------
      Net premium income                                          52,692         40,791        114,570        179,782
      Investment activity

      Investment income                                           92,233        134,827        285,821        431,424
      Net realized gains (losses) on sale of investments           9,596          2,440         39,127          5,203
      Other                                                        6,126          3,943        103,182         27,875
                                                             -----------    -----------    -----------    -----------
                                                                 160,647        182,001        542,700        644,284
Benefits, losses and expenses
      Policy benefits                                             21,053         60,482         81,603        113,853
      Change in policy reserves                                   66,344         19,624        161,015        119,353
      Interest expense                                             7,429         15,962         20,677         86,834
      Taxes, licenses and fees                                    16,163         19,761         29,165         43,924
      Depreciation and amortization                               17,726         65,824         48,093        162,081
      General, administrative and other operating expenses       105,875        158,567        363,040        551,015
                                                             -----------    -----------    -----------    -----------
                                                                 234,590        340,220        703,593      1,077,060
                                                             -----------    -----------    -----------    -----------
             Earnings (Loss) from continuing operations
               before income taxes                               (73,943)      (158,219)      (160,893)      (432,776)

Income tax provision                                                --            6,091           --            6,848
                                                             -----------    -----------    -----------    -----------

             Earnings (Loss) from continuing operations          (73,943)      (152,128)      (160,893)      (425,928)


Income from operations of discontinued segment                      --             --             --           10,151
                                                             -----------    -----------    -----------    -----------
           NET EARNINGS (LOSS)                                   (73,943)      (152,128)      (160,893)      (415,777)

                                                             -----------    -----------    -----------    -----------
Preferred Stock Dividend Requirement                              12,500         10,473         37,500         16,588
                                                             -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE TO COMMON
             SHARES                                          $   (86,443)   $  (162,601)   $  (198,393)   $  (432,365)
                                                             ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
 Basic and diluted
      From continuing operations                             $     (0.04)   $     (0.07)   $     (0.09)   $     (0.20)
      From discontinued operations                                  --             --             --             --
                                                             -----------    -----------    -----------    -----------

             NET LOSS                                        $     (0.04)   $     (0.07)   $     (0.09)   $     (0.20)
                                                             ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                        2,248,605      2,248,605      2,248,605      2,171,291
                                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2000
                                   (Unaudited)





                                                         Common Stock             Preferred Stock "A"        Preferred Stock "B"
                                                  ---------------------------------------------------------------------------------
                                                     Shares         Par          Shares     Liquidation      Shares     Liquidation
                                      Total          Issued        Value         Issued        Value         Issued        Value
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2000         $ 1,016,038      2,267,605   $    22,676         5,000   $   500,000          --            --


Dividends on preferred stock           (24,968)          --            --            --            --            --            --

Issuance of Series B preferred         250,000           --            --            --            --         250,000   $   250,000

Comprehensive income
  Net loss                            (160,893)          --            --            --            --            --            --
  Other comprehensive inc
(loss)
  Unrealized loss on investments        51,757           --            --            --            --            --            --

   Comprehensive income (loss)        (109,136)
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------


Balance at September 30, 2000      $ 1,131,934      2,267,605   $    22,676         5,000   $   500,000       250,000   $   250,000
                                   =================================================================================================

                                                     Common                      Accum.                    Series "B"
                                                    Stock of     Series "B"      Other                     Preferred
                                    Additional       Parent      Preferred   Comprehensive                   Stock
                                     Paid-in        Held by         Stock        Income     Accumulated   Subscription
                                     Capital       Subsidiary    Subscribed      (Loss)       Deficit      Receivable
                                   -----------    -----------   -----------   -----------   -----------   -----------

Balance at January 1, 2000         $ 2,923,596    ($   95,000)         --     ($   83,565)  ($2,251,669)         --


Dividends on preferred stock              --             --            --            --         (24,968)         --

Issuance of Series B preferred            --             --     $   750,000          --            --       ($750,000)

Comprehensive income
  Net loss                                --             --            --            --        (160,893)         --
  Other comprehensive inc
(loss)
  Unrealized loss on investments          --             --            --          51,757          --            --
                                                                                                          -----------
   Comprehensive income (loss)
                                   -----------    -----------   -----------   -----------   -----------   -----------


Balance at September 30, 2000      $ 2,923,596    ($   95,000)  $   750,000   ($   31,808)  ($2,437,530)  ($  750,000)
                                   ==================================================================================



The accompanying notes are an integral part of these interim financial statements.



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $  (161,704)   $  (338,030)

Net cash provided by (used in) investing activities          1,325,670       (141,893)

Net cash provided by (used in) financing activities           (702,445)        10,958

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                 461,521       (468,965)

Cash and cash equivalents at the beginning of the period       935,746      1,492,196
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,397,267    $ 1,023,231
                                                           ===========    ===========







The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 1999.

NOTE B - PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK

In September 2000, the Company sold $1,000,000 of its Series B Convertible Preferred Stock, par value $.001 per share, pursuant to a private placement effected pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. The Company has collected $250,000 of the proceeds with the balance of $750,000 to be paid to the Company pursuant to a one-year promissory note. The promissory note accrues interest at the rate of six percent (6%) per annum until maturity. Each share of the Series B Convertible Preferred Stock may be converted, at any time after March 31, 2003, into fully-paid and nonassessable shares of the Company's common stock on a 1-for-1 basis, subject to the conditions of the Certificate of Designation of Series B Convertible Preferred Stock. The Company will use the proceeds from the sale of the Series B Convertible Preferred Stock for general working capital purposes.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months ended September 30, 1999

         Revenue. Total revenues were $160,647 for the three months ended September 30, 2000, compared to $182,001 for the three months ended September 30, 1999, a decrease of 12%. Revenues attributable to life insurance increased 29% to $52,692 for the three months ended September 30, 2000, compared to $40,791 for the same period in 1999. The increase was due primarily to recognition of annuity surrender charges that occurred during the quarter.

         Investment income decreased approximately 32% to $92,233 for the three months ended September 30, 2000, compared to $134,827 for the three months ended September 30, 1999, primarily as a result of a shift in the investment portfolio of the Company, which reduced both investment income and interest expense. Additionally, the sale in December 1999 of Benefit Capital Life Insurance Company ("Benefit Capital") contributed to a decrease in invested assets and a decrease in the investment income from those assets.

         Gains on the sale of investments increased 293% from $2,440 to $9,596 for the three months ended September 30, 1999 and 2000, respectively.

         Other income increased 55% from $3,943 for the three months ended September 30, 1999 to $6,126 for the three months ended September 30, 2000, due to the recognition of revenues from new administrative service contracts.

         Costs and Expenses. Total expenses decreased 31% to $234,590 for the three months ended September 30, 2000, compared to $340,220 for the three months ended September 30, 1999. Such decrease was primarily attributable to the sale of Benefit Capital and the elimination of the related expenses from its Louisiana operations. This included the amortization of value of purchased insurance business relating to Benefit Capital. Amortization of value of purchased insurance business is expected to continue with respect to the Company's 1999 acquisition of Great Midwest Life Insurance Company ("Great Midwest"), but at comparatively reduced levels, over the premium-paying life of the acquired policies. Management continued its cost containment program in other areas as well.

         Policy benefits decreased 65% from $60,482 to $21,053 for the comparable periods. Policy reserves increased $46,720 for the comparable periods. Interest expense decreased 53% from $15,962 to $7,429 for the comparable periods due to a repositioning of the Company's assets that eliminated most of its related interest expense. Depreciation and amortization decreased 73% to $17,726 for the three months ended September 30, 2000, compared to $65,824 for the three months ended September 30, 1999, due to the sale of Benefit Capital and the write-off of goodwill at year-end 1999, which reduced the amount of such assets subject to ongoing amortization and depreciation. General expenses decreased 33% from $158,567 to $105,875 for the comparable periods, as a result of the elimination of the Louisiana operations and due to management's other cost containment efforts.

         Losses. The Company reported a loss from continuing operations for the three months ended September 30, 2000 of $73,943, compared to a loss from continuing operations for the comparable period in 1999 of $158,219, a 53% decrease. The decrease was due primarily to an increase in realized gains on investment securities, the elimination of expenses related to Benefit Capital, as well as other expense reductions. For the three months ended September 30, 2000, the Company reported a net loss of $73,943, compared to a net loss of $152,128 for the three months ended September 30, 1999, a reduction of 51%. The change was due largely to cost containment programs implemented by the Company, which included the sale of Benefit Capital.

         The Company's loss per share from continuing operations decreased by 43% to $0.04 per share for the three months ended September 30, 2000, compared to a loss of $0.07 per share for the three months ended September 30, 1999. Net loss per share for the comparable periods was $0.04 and $0.07 per share, respectively.

Nine Months Ended September 30, 2000 Compared to Nine Months ended September 30, 1999

         Revenue. Total revenues decreased 16% to $542,700 for the nine months ended September 30, 2000, compared to $644,284 for the nine months ended September 30, 1999. Revenues attributable to life insurance decreased 36% from $179,782 to $114,570 for the comparable periods. The decrease was due primarily to the sale of Benefit Capital, which accounted for premium revenue of $48,897 for the 1999 nine-month period, or approximately 75% of the total decrease. Certain adjustments made at the time of the acquisition of Great Midwest in 1999 also contributed to the decrease.

         Investment income decreased 34% from $431,424 for the nine months ended September 30, 1999 to $285,821 for the nine months ended September 30, 2000, primarily as a result of a shift in the investment portfolio of the Company which reduced both investment income and interest expense. The sale of Benefit Capital also contributed to a decrease in invested assets and a decrease in the investment income from those assets. For the 1999 nine-month period, Benefit Capital contributed investment income of $58,441, or approximately 40% of the total decrease.

         Gains on the sale of investments offset the decreases in life insurance revenue and investment income, increasing 652% from $5,203 to $39,127 for the nine months ended September 30, 1999 and September 30, 2000, respectively.

         Other income increased 270% from $27,875 for the nine months ended September 30, 1999 to $103,182 for the nine months ended September 30, 2000, primarily due to the recognition of deferred gains on real estate sold by the Company in prior years. The Company also began recognizing revenues from new administrative service contracts.

         Costs and Expenses. Total expenses decreased 35% from $1,077,060 to $703,593 for the nine months ended September 30, 1999 and September 30, 2000, respectively. Such decrease was primarily attributable to the sale of Benefit Capital and the elimination of the related expenses from its Louisiana operations.  This  included the  amortization  of value of  purchased  insurance business relating to Benefit Capital. Amortization of value of purchased insurance business is expected to continue with respect to the Company's 1999 acquisition of Great Midwest, but at reduced levels, over the premium-paying life of the acquired policies. Management's cost containment programs helped reduce costs in other areas as well.

         Policy benefits decreased 28% from $113,853 to $81,603 for the nine months ended September 30, 1999 and September 30, 2000, respectively, as the Company benefited from more favorable experience. Policy reserves increased $41,662 for the comparable periods. Interest expense decreased 76% from $86,834 to $20,677 for the comparable periods due to a repositioning of the Company's assets that eliminated most of its interest expense. Depreciation and amortization decreased 70% from $162,081 to $48,093 for the nine months ended September 30, 1999 and September 30, 2000, respectively, due to the sale of Benefit Capital and the write-off of goodwill at year-end 1999, which reduced the amount of such assets subject to ongoing amortization and depreciation. General expenses decreased 34% from $551,015 to $363,040 as a result of the elimination of the Louisiana operation and management cost containment programs.

         Losses. The Company reported a loss from continuing operations for the nine months ended September 30, 2000 of $160,893, compared to a loss from continuing operations for the nine months ended September 30, 1999 of $432,776, a 63% decrease. The decrease was due to an increase in realized gains on investment securities, recognition of deferred gains on the sale of property and the elimination of expenses related to Benefit Capital as well as other expense reductions. The Company's net loss was $160,893 for the nine months ended September 30, 2000, compared to a net loss of $415,777 for the nine months ended September 30, 1999, a decrease of 61%.

         The Company's loss per share from continuing operations decreased to $0.09 per share for the nine months ended September 30, 2000, compared to a loss of $0.20 per share for the nine months ended September 30, 1999. Net loss per share for the comparable periods was $0.09 and $0.20 per share, respectively.

Liquidity and Capital Resources

         Total assets were $6,311,170 at September 30, 2000, compared to $7,015,821 at December 31, 1999, a decrease of 10%. The decrease was due to the reduction of certain Company debt and temporary declines in the value of the Company's investment portfolio.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,179,236 at September 30, 2000, compared to $5,999,783 at December 31, 1999, a decrease of 14%. The decrease was due primarily to repayment of a portion of the Company's outstanding debt and reduction of outstanding insurance claims.

         Total stockholders' equity was $1,131,934 at September 30, 2000, compared to $1,016,038 at December 31, 1999, an increase of 11%. The increase was due primarily to the Company's sale of $1,000,000 of its Series B Convertible Preferred Stock in September 2000. Of the $1,000,000 subscribed, the Company has collected $250,000, with the remaining $750,000 to be paid to the Company pursuant to a one-year promissory note. The promissory note accrues interest at the rate of six percent (6%) per annum until maturity. Proceeds from the stock sale were used for general working capital purposes.

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

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2001, with amounts borrowed thereunder bearing interest at prime plus .5%. At September 30, 2000, $110,000 was outstanding under the line of credit and, as of the date of this Report, the Company has $40,000 available under the credit facility.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrued interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000. The balance of the loan was paid December 31, 1999 using operating cash flow and the proceeds from the sale of Benefit Capital. In addition, the Company has paid two of the three installments on the promissory note held by a former stockholder of Great Midwest.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's acquisition and marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

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

                           Part II - Other Information

Item 2.  Changes in Securities

         On September 30, 2000, the Company issued 1,000,000 shares of a newly created class of Series B Convertible Preferred Stock to an accredited investor for an aggregate consideration of $1,000,000. The Company has collected $250,000 of the aggregate consideration, with the remaining $750,000 of the purchase price to be paid to the Company pursuant to a one-year promissory note. The promissory note accrues interest at the rate of six percent (6%) per annum until maturity. No sales commissions were paid in connection with the sale of the Series B Convertible Preferred stock and the securities were issued in reliance on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. Each share of the Series B Convertible Preferred Stock may be converted, at any time after March 31, 2003, into fully paid and nonassessable whole shares of the Company's common stock on a 1-for-1 basis, subject to the conditions of the Certificate of Designation of Series B Convertible Preferred Stock.

         As long as any shares of the Series B Convertible Preferred Stock are outstanding, the Series B Convertible Preferred Stock will rank senior to the Company's Common Stock as to the payment of dividends and senior to the Common Stock as to the payment of distributions upon the Company's liquidation, winding-up and dissolution, and will rank junior to the Series A Preferred Stock with respect to the payment of dividends, and will rank pari passu to the Series A Preferred Stock with respect to the payment of distributions upon the Company's liquidation, winding-up and dissolution, subject, however, to the liquidation values stated in this Certificate of Designation and the Series A Certificate of Designation.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

 Exhibit
 Number                Name of Exhibit
 -------               ---------------
  *4.1        Certificate of Designation of Series B Convertible Preferred Stock
 *27.1        Financial Data Schedule

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

                                     SUMMIT LIFE CORPORATION
                                     an Oklahoma corporation

Date:  November 14, 2000             /s/Charles L. Smith
                                     -------------------
                                     Charles L. Smith
                                     President and Chief Operating Officer


Date:  November 14, 2000             /s/Quinton L. Hiebert
                                     ---------------------
                                     Quinton L. Hiebert
                                     Vice-President and Chief Financial Officer

                                INDEX TO EXHIBITS

  Exhibit
  Number             Name of Exhibit                                       Page
  -------            ---------------                                       ----

    4.1         Certificate of Designation of Series B Convertible
                Preferred Stock                                             16

   27.1         Financial Data Schedule                                     21