Form 10KSB
period 2000-12-31
SUMMIT LIFE CORP
filed 2001-04-02
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

       [X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

       [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________.

                        Commission File Number 000-25253

                             SUMMIT LIFE CORPORATION
                             -----------------------
                 (Name of small business issuer in its charter)

             OKLAHOMA                                    73-1448244
             --------                                    ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


3021 Epperly Dr., P.O. Box 15808, Oklahoma City, Oklahoma          73155
- ---------------------------------------------------------          -----
        (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (405) 677-0781

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act:

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

         Issuer's revenues for its most recent fiscal year were $570,757.

         The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of March 27, 2001 was $193,055.50 based on the closing price of $.25 per share on that date as reported by the OTC Bulletin Board. As of March 27, 2001, 2,267,605 shares of the registrant's common stock, $.01 par value, were outstanding.

          Transitional Small Business Disclosure Format (check one):

                                    Yes    No X
                                       ---   ---

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                             SUMMIT LIFE CORPORATION
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

Part I.

Item 1.     Description of Business.........................................   1
Item 2.     Description of Property.........................................  10
Item 3.     Legal Proceedings...............................................  10
Item 4.     Submission of Matters to a Vote of Security Holders.............  10

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters........  10
Item 6.     Management's Discussion and Analysis or Plan of Operation.......  11
Item 7.     Financial Statements............................................  17
Item 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure........................................  18

Part III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
            Compliance With Section 16(a) of the Exchange Act...............  18
Item 10.    Executive Compensation..........................................  18
Item 11.    Security Ownership of Certain Beneficial Owners and Management..  18
Item 12.    Certain Relationships and Related Transactions..................  18
Item 13.    Exhibits and Reports on Form 8-K................................  18

Signatures  ................................................................  21

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2000 under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

General

         Summit Life Corporation, an Oklahoma corporation formed in 1994 (the "Company"), is an insurance holding company. The Company's primary focus is its life insurance operations, although historically it has also provided residential mortgage loan processing services to individuals and financing to medical accounts receivable factoring entities.

         The Company's growth has been fueled primarily through acquisitions, starting in 1994 when it acquired an Oklahoma-chartered life insurance company. Since then, the Company has acquired three additional life insurance companies in Texas and Louisiana. The Company consolidated its operations in 1999 by combining three of the companies into one company operating in both Texas and Oklahoma and selling the fourth company which operated in Louisiana. The Company's premium revenue decreased from $213,598 in 1999 to $152,624 in 2000, but the Company believes that internal growth, coupled with strategic acquisitions made available by the current consolidation of the insurance industry, present the Company with good opportunities to achieve its operating strategy. SEE "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

         As of December 31, 2000, the Company had approximately 817 life insurance policies and annuity contracts outstanding and individual life insurance in force of approximately $14 million. As of December 31, 2000, the Company had total assets of approximately $6 million and total shareholders' equity of approximately $975,300.

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

Operations

Insurance Products

         General

         Through its insurance subsidiary, the Company offers a portfolio of permanent and term life products as well as flexible premium and single premium annuities designed to meet the needs of its customers for supplemental retirement income, estate planning and protection from unexpected death. The target niche is middle-income individuals, families and small businesses throughout its marketing territory. The Company's business strategy is to continue to expand its marketing territory through subsidiary growth and/or company acquisition, and to increase shareholder value by managing certain operating fundamentals inherent to the insurance business. The Company intends to utilize these operating fundamentals to differentiate its products by maintaining its position as a low-cost producer that provides high-value products to its life insurance and annuity customers, while also providing superior service to both agents and customers. In addition, the Company intends to continue to seek new business opportunities through mergers, acquisitions and strategic alliances.

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

         The Company has consistently achieved favorable persistency on its life insurance products (i.e., lower lapse rates). This high persistency has been achieved by providing quality service to its policyholders, incentives to agents by, among other things, grading production bonuses by actual persistency, paying persistency bonuses, awarding recognition for both agency and agent persistency achievements, and monitoring agency persistency on a quarterly and annual basis. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 1999 and 2000, the Company's lapse ratio on ordinary business was 11% and 8%, respectively.

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

         The Company periodically establishes an interest crediting rate for its new annuity policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. The Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate at its discretion, although historically such adjustments have generally been made on a quarterly basis. In establishing renewal-crediting rates, the Company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the Company's in force annuity policies ranged from 5.00% to 8.15% at December 31, 2000. All of the Company's annuity products have minimum guaranteed crediting rates of 3.0% for the life of the policy. At December 31, 2000, more than 98% of the Company's in force annuity policies were beyond the initial crediting rate period.

         Certain of the Company's annuity policies have a bonus-crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 1% to 3%. The bonus and the base crediting rates are fully disclosed in the annuity contract. The Company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the
policies  and  to  partially   compensate   the  Company  for  lost   investment
opportunities and costs if policies are withdrawn early. Certain of the Company's deferred annuity contracts provide for penalty free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with the majority of such policies being issued with a surrender charge period of more than seven years. The average length of the surrender period on the Company's deferred annuity policies issued during 1999 and 2000 was eight years. The initial surrender charge on annuity policies generally is 8% of the premium and decreases over the surrender charge period (of up to nine years). At December 31, 2000, 42% of the Company's annuity liabilities were subject to a surrender charge of 5% or more.

         Tax Qualified Annuities

         General. The Company also markets tax qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 ("TSAs") to employees of public schools and certain other tax-exempt organizations. Teachers, school employees and employees of other tax-exempt organizations purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the Company's other annuity products. Therefore, the Company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket who have longer to accumulate before retirement, such as combining a more competitive crediting interest rate offset with a longer surrender charge period. The Company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an ongoing source of premium renewals. Additionally, because of their tax features and transfer restrictions, TSAs are less likely to be surrendered, making them a more stable and dependable source of profits for the Company. In addition to TSAs, the Company also sells other tax qualified retirement annuities such as Individual Retirement Annuities and other Employee Pension type programs. Tax qualified retirement annuity values totaled approximately 27% of the total annuities sold by the Company since inception.

         Favorable Tax Treatment. Under the Internal Revenue Code ("Code"), income taxes otherwise payable on investment earnings are deferred on earnings unpaid during the accumulation period of certain life insurance and annuity policies. This favorable tax treatment may give the Company's annuity policies a competitive advantage over other investment or savings vehicles that do not offer this benefit. To the extent that the Code may be revised to eliminate or reduce the tax-deferred status of life deferred payment annuity products, or to establish a tax-deferred status to any competing policies, the Company's competitive advantage may be adversely affected.

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

         Whole Life. The Company's subsidiary markets low cost guaranteed premium products in which premiums are payable for the life of the insured and insurance protection (upon certain conditions being met) is afforded for the insured's lifetime. The premium paid for such whole life policy's is generally higher than the premium for comparable amounts of term insurance in the policy's early years but is generally lower in the later years of the policy's life. The policyholder may borrow against the policy, provided there is sufficient cash values, at a rate that is comparable or lower than other conventional lending sources. The Company generally holds all cash values and if a death occurs it pays death claims then collects from the reinsurer to recover the excess of its retention limits and benefits paid.

         In addition to traditional life insurance products, GMLIC also offers annuities as well as a graded benefit life product, which is offered on an individual basis, primarily to persons age 40 to 85 and in amounts of $1,000 to $5,000, without evidence of insurability. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.

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

         As of December 31, 2000, the policy risk retention limit of the Company's subsidiary on the life of any one individual did not exceed $5,000; reinsurance ceded by the Company's subsidiary represented 84% of gross combined life insurance in force. At December 31, 2000, the Company's largest reinsurer, Optimum Re Insurance Company, reinsures approximately 78% of the $14 million of the total insurance in force.

Investments

         Investment activities are an integral part of the Company's business; investment income is a significant component of the Company's revenues. Upon the purchase by a policyholder of an annuity or life contract and payment of the premium, the policy is issued and delivered to the new policyholder. The funds are then invested as the Company determines based on certain guidelines including those set by the National Association of Insurance Commissioners ("NAIC") as to the percentage of investments that are placed in any one category of investments. The Company has historically invested a majority of its available assets in securities that are issued, secured, guaranteed or backed by federal, state or local governments, their agencies or instrumentalities.

         Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed as often as quarterly, after their first year, changes in credited rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2000, the average gross yield of the Company's invested assets was approximately 6.5% and the average credited rate was 5.2%.

         The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 2000, the adjusted modified duration of debt securities and short-term investments was 6.0 years. At December 31, 2000, the average duration of the Company's insurance liabilities was 7.0 years.

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

Targeted Future Acquisitions

         The Company has typically sought companies that are underdeveloped, overly burdened with expenses or owned by financially troubled companies. The Company believes that the small insurance company marketplace is highly fragmented and faces numerous hurdles to its survival and growth over the coming years. Some of those hurdles include technological obsolescence, the need for additional capital and surplus due to the changing regulatory environment and lack of sufficient exit strategies for owners of small, closely-held companies. The Company believes these factors have created acquisition opportunities often overlooked by the large insurance companies. The Company intends to capitalize on these opportunities as it continues to execute its growth plans. The Company has no agreements, understandings or arrangements with respect to any other acquisitions at this time.

Employees

         As of December 31, 2000, the Company had five full-time employees, most of which perform both managerial and administrative functions. The Company's employees also perform services for GMLIC, which has no employees. It can be anticipated that the Company will have a need for more employees as the size of its business grows. None of the Company's employees is represented by a labor union. Management believes that the Company's relations with its employees are good.

Marketing

         The Company's target markets are individuals in middle-income brackets in addition to small businesses in the states of Texas and Oklahoma. The Company believes that this market is severely underserved as more major companies target their products and agency force toward the upper income and large policy sales. Many large companies no longer offer insurance in face amounts under $100,000. Although the Company does write multi-million dollar policies, its average life policy is approximately $19,300.

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

         The Company markets its products primarily through personal producing general agents ("PPGAs") and small independent property and casualty agencies. The PPGAs include the Company's founders and principal stockholders, James L. Smith and Charles L. Smith. James L. Smith and Charles L. Smith are the sole stockholders of the Smith Agency, which undertakes life insurance and financial planning for estates, trusts and corporations. The Smith Agency was and is presently, a general agent for several insurance companies, including the Company. The Smith Agency has sold a majority of the Company's deferred annuities since the Company's inception. Additionally, the companies acquired by the Company generally have in place PPGAs who are capable and qualified to generate the sales desired by the Company, thereby eliminating part of the expense of recruiting and training a new agency force.

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

         The Company has identified additional areas where it has very little competition due to the size of the Company as well as the size of its target. One such area is the consolidation field. The Company's strategy has been to consolidate and streamline the administrative functions of small life insurance companies. Most large life companies have high fixed costs when performing acquisitions restricting them in the minimum size of purchase they can pursue. The Company believes that the consolidation of the industry will continue, and the Company intends to participate in the process.

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

         As part of their routine regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Texas conducts such examinations on a three to five year cycle under guidelines promulgated by the NAIC. The Company incurred $34,000 in examination-related expenses in 2000. See Note H to the Company's Consolidated Financial Statements.

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

ITEM 2.         DESCRIPTION OF PROPERTY

         The Company's administrative, marketing and production facilities consist of approximately 3,000 square feet at a single location in Del City, Oklahoma. The Company owns and occupies this facility and owns the approximate 30,000 square feet of raw land adjacent to the property. This facility will provide room for possible expansion, which will likely be utilized within the next few years.

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

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

         There is currently a limited market for the common stock of the Company. The common stock began trading on the OTC Bulletin Board on October 27, 1999, under the symbol SUMC. The following table sets forth, for the periods indicated, the high and low bid prices of the Company's common stock during the periods indicated, as reported by the OTC Bulletin Board:

                                  2000                  1999
                           ------------------    ------------------
                             High       Low        High       Low
                           -------    -------    -------    -------
First Quarter...........   $ 5.00     $ 2.00       N/A        N/A
Second Quarter..........   $ 2.50     $ 1.50       N/A        N/A
Third Quarter...........   $ 1.75     $  .438      N/A        N/A
Fourth Quarter..........   $  .563    $  .266     $6.00      $2.00

         OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company intends to make application to list the common stock on the Nasdaq SmallCap Market when it qualifies for listing.

Number of stockholders

         As of the close of business on March 27, 2001, 2,267,605 shares of common stock were issued and outstanding and 5,000 shares of Series A preferred stock were issued and outstanding. At such date, there were approximately 1,429 stockholders of record of the common stock.

Dividend Policy

         To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operations and the continued expansion of its business.

Recent Sales of Unregistered Securities

         On September 30, 2000, the Company issued 1,000,000 shares of a newly created class of Series B Convertible Preferred Stock to an accredited investor for an aggregate consideration of $1,000,000. The Company initially collected $250,000 of the aggregate consideration, with the remaining $750,000 of the purchase price to be paid to the Company pursuant to a one-year promissory note. The promissory note accrues interest at the rate of six percent (6%) per annum until maturity. No sales commissions were paid in connection with the sale of the Series B Convertible Preferred stock and the securities were issued in reliance on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. Each share of the Series B Convertible Preferred Stock may be converted, at any time after March 31, 2003, into fully paid and nonassessable whole shares of the Company's common stock on a 1-for-1 basis, subject to the conditions of the Certificate of Designation of Series B Convertible Preferred Stock.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis reviews the Company's operations for the years ended December 31, 1999 and 2000. Certain statements contained in this discussion are not based on historical facts, but are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate, and actual events and results may differ materially from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties such as those inherent generally in the insurance industry, the impact of competition, changing market conditions and other risks. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes related thereto included elsewhere in this Report.

         Currently, the Company's only business segment is its life insurance operations. However, in the past the Company has also provided residential mortgage loan processing services to individuals and financing to medical accounts receivable factoring entities.

Operating Data

         The following table sets forth selected information regarding operating results for the periods indicated:

                                                  Year Ended December 31,
                                                --------------------------
                                                  1999             2000
                                                ---------        ---------
                                                  (dollars in thousands)
         Statement of Operations Data:
                  Revenues                      $     813        $     571
                  Benefits and expenses             1,704              975
                                                ---------        ---------
                           Net loss             $    (891)       $    (404)
                                                =========        =========

         Balance Sheet Data:
                  Cash and cash equivalents     $     936        $   1,436
                  Total assets                  $   7,016        $   6,163
                  Total liabilities             $   6,000        $   5,187
                  Stockholders equity           $   1,016        $     975

Results of Operations

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Assets/Liabilities/Stockholders' Equity. Total assets were $6,162,682 at December 31, 2000, compared to $7,015,821 at December 31, 1999, a decrease of 12%. The decrease was due to reductions in policy reserves and the continued reduction of the Company's debt.

         Total liabilities, primarily insurance reserves for future policyholder benefits, were $5,187,382 at December 31, 2000, compared to $5,999,783 at December 31, 1999, a decrease of 14%. The decrease was due primarily to the surrender of annuity policies with a resulting decrease in reserves, and from repayment of a portion of the Company's outstanding debt.

         Total stockholders' equity was $975,300 at December 31, 2000, compared to $1,016,038 at December 31, 1999, a decrease of 4%. The decrease was primarily due to the Company's net operating loss and unrealized loss on the available-for-sale investment portfolio. The decrease was reduced by the sale of Series B preferred stock during the year.

         The average rate of return on investments, including cash and cash equivalents, was approximately 6.5% for 2000 and 7.8% for 1999, while the average rate credited to policyowner accounts was approximately 5.2% and 5.5%, respectively.

         At December 31, 2000, the Company's net deferred tax assets totaled $37,241 and related primarily to net operating loss carryforwards. Realization of net operating carryforwards is dependent on generating sufficient future taxable income. The Company believes that its operating strategy of continuing to make acquisitions of small insurance companies, consolidating and streamlining the administrative functions of these small companies, and improving unprofitable products and distribution channels, will generate future taxable income. Although realization of net deferred tax assets is not assured, the Company believes these sources will generate sufficient future taxable income during the available carryforward period and that it is more likely than not that the recorded net deferred tax assets will be realized.

         Revenue. Total revenues decreased 30% to $570,757 for the year ended December 31, 2000, compared to $812,734 for the year ended December 31, 1999.
Revenues attributable to life insurance decreased 28.5% from $213,598 to $152,624 for the comparable periods. The decrease was due primarily to the sale of Benefit Capital, which accounted for premium revenue of $67,903, for the 1999 period, or approximately 111% of the total decrease. Premium increased 4.8% comparatively when Benefit Capital premium is excluded.

         Investment income decreased 27%, from $519,434 for the year ended December 31, 1999 to $377,184 for the year ended December 31, 2000. This decrease is primarily as a result of a shift in the Company's investment portfolio which reduced both investment income and interest expense. The sale of Benefit Capital also contributed to a decrease in invested assets and a decrease in the investment income from those assets. For the year of 1999, Benefit Capital contributed investment income of $60,802, or approximately 43% of the total decrease.

         Realized gains on the sale of available-for-sale investments offset the decreases in life insurance revenue and investment income, increasing 1662% from $5,202 to $91,679 for the years ended December 31, 1999 and December 31, 2000, respectively. The Company reclassified certain equity securities as trading securities during 2000, which required the reporting of all unrealized gains and losses in operations. Due to the recent decline in the stock market, the Company reported net losses on trading securities of $159,755. A portion of such net losses are expected to be recovered during 2001.

         Other income increased 46%, from $74,500 for the year ended December 31, 1999 to $109,025 for the year ended December 31, 2000, primarily due to the recognition of deferred gains on real estate the Company sold in prior years. The Company also began recognizing revenues from new administrative service contracts.

         Costs and Expenses. Total expenses decreased 43% from $1,703,951 to $975,178 for the years ended December 31, 1999 and December 31, 2000, respectively. Such decrease was primarily attributable to the Company's sale of Benefit Capital and the elimination of the related expenses from its Louisiana operations. This included the amortization of the value of purchased insurance business relating to Benefit Capital. Amortization of value of purchased insurance business is expected to continue with respect to the Company's 1999 acquisition of Great Midwest, but at reduced levels, over the premium-paying life of the acquired policies. The Company's cost containment programs helped reduce costs in other areas as well.

         Policy benefits decreased 61% from $244,156 to $96,397 for the years ended December 31, 1999 and December 31, 2000, respectively, as the Company benefited from more favorable experience. Policy reserves increased $26,873 for the comparable periods. Interest expense decreased 77% from $97,402 to $22,838 for the comparable periods due to a repositioning of assets eliminating most of the related interest expense. Depreciation and amortization decreased 70% from $308,803 to $93,431 for the year ended December 31, 1999 and December 31, 2000, respectively. This decrease was due to the sale of Benefit Capital and the write-off of goodwill during 1999, which reduced the amount of such assets subject to ongoing amortization and depreciation. General expenses decreased 34% from $729,169 to $484,408 as a result of the Company's elimination of the Louisiana operation and the continued success of its cost containment programs.

         Losses. The Company reported a loss before income taxes for the year ended December 31, 2000 of $404,421, compared to a loss before income taxes for the year ended December 31, 1999 of $891,217, a 55% decrease. The decrease was due to an increase in realized gains on investment securities, recognition of deferred gains on the sale of property and the elimination of expenses related to Benefit Capital as well as other expense reductions. The Company's net loss was $404,421 for the year ended December 31, 2000, compared to a net loss of $883,679 for the year ended December 31, 1999, a decrease of 54%. The loss per share from continuing operations decreased to $0.20 per share for the year ended December 31, 2000, compared to a loss of $0.42 per share for the year ended December 31, 1999.

Liquidity and Capital Resources

      Liquidity

         Total assets were 6,162,682 at December 30, 2000, compared to $7,015,821 at December 31, 1999, a decrease of approximately 12%. The decrease was due to the reduction of certain debt outstanding, and temporary declines in the value of our investment portfolio.

         Total liabilities, including primarily insurance reserves for future policyholder benefits, were $5,187,382 at December 30, 2000, compared to $5,999,783 at December 31, 1999, a decrease of approximately 14%. The decrease was due primarily to repayment of a portion of our outstanding debt and reduction of outstanding insurance claims.

         Total stockholders' equity was $975,300 at December 30, 2000, compared to $1,016,038 at December 31, 1999, a decrease of approximately 4%. The decrease was due primarily to an increase in accumulated deficit caused by the net loss of $404,421, offset by the sale during 2000 of $1,000,000 of Series B Convertible Preferred Stock. Of the $1,000,000 subscribed, the Company has collected $350,000, with the remaining $650,000 to be received pursuant to a one-year promissory note. The promissory note accrues interest at the rate of six (6%) per annum until maturity. Proceeds from the stock sale were used for general working capital purposes.

         The  principal  requirements  for  liquidity  in  connection  with  the
Company's operations are in contractual obligations to policyowners and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. Payment of surrender benefits is a function of "persistency", which is the extent to which insurance policies are maintained by the policyowner. Policyowners, at times, do not pay premiums, thus causing their policies to lapse, or policyowners may choose to surrender their policies for their cash surrender value. If actual experience of a policy or block of policies is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and possible profitability associated with the policy.

      Capital Resources

         Although the Company currently has a $150,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2001, with amounts borrowed thereunder bearing interest at prime plus .5%. At December 31, 2000, $130,000 was outstanding under the line of credit and, as of March 27, 2001, the Company has $20,000 available under the credit facility.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of GMLIC, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrued interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000. The balance of the loan was paid December 31, 1999 using operating cash flow and the proceeds from the sale of BCLIC. In addition, the Company has paid two of the three installments due on the promissory note held by the former stockholder.

         The Company has made and intends to make ongoing expenditures in connection with its subsidiary's marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and to make required payments under its credit facility, the required payments of principal and interest under the 6% promissory notes payable to a former stockholder of Great Midwest and the annual 10% dividend on the Series A Preferred Stock, for at least the next twelve months. The Company may not, however, generate sufficient cash flow for these purposes or to repay the notes at maturity. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company believes it will be able to meet its obligations for repayment or it will be able to obtain financing at reasonable rates, however, there can be no assurance that the Company will be able to effect any such refinancing on favorable terms.

Business Outlook and Risk Factors

         The Company's future operating results may be affected by various trends, developments and factors that the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends, developments and factors beyond the Company's control that may affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and risk factors set forth below and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company. Forward-looking statements in this Report include revenue, expense and earnings analysis for the remainder of 2001 as well as the Company's expectations relating to its business strategy. Risk factors include the following:

         The Company operates in a highly competitive industry, which could limit its ability to gain or maintain its position.

         The Company is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources than the Company. In addition, the Company may be subject, from time to time, to new competition resulting from additional private insurance carriers introducing products similar to those offered by it. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and the Company expects to encounter increased competition from these providers of financial services. This competitive environment could result in lower premiums, less favorable underwriting terms and conditions, loss of sales and reduced profitability.

         Over the past three fiscal years, substantially all of the Company's premiums were from sales of policies in Oklahoma and Texas. The Company's ability to compete successfully may suffer from competitive changes in these particular markets.

         The Company's lack of a rating could adversely affect its ability to compete.

         Ratings of insurance companies are typical within the industry. Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. Rating organizations assign ratings based upon several factors. While most of the considered factors relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company's control. As of March 27, 2001, the Company has not been rated by any rating organization. The absence of any rating could adversely affect the Company's ability to sell its products or retain existing business, as well as in its ability to compete for attractive acquisition opportunities.

         The Company may not be able to compete successfully if it cannot recruit and retain insurance agents.

         The Company continuously recruits and trains independent agents to market and sell its products. The Company may not be able to continue to attract and retain independent agents to sell its products. The Company also engages marketing general agents from time to time to recruit independent agents and develop networks of agents in various states. The Company's business and ability to compete may suffer from the inability to recruit and retain insurance agents and from the loss of services provided by its marketing agents.

         The Company's policy claims fluctuate from year to year, and future benefit payments may exceed reserves.

         The Company's results may fluctuate from year to year due to fluctuations in policy claims received by its life insurance subsidiary. Great Midwest has established reserves for claims and future policy benefits based on accepted actuarial practices. By care in underwriting new policies and sharing risk with reinsurance companies, Great Midwest has attempted to limit the risk that its actual payments of death and other benefits will exceed its reserves. The reserves are, however, only actuarial estimates and it is possible that Great Midwest's claims experience could be worse than anticipated, so that its reserves may prove to be insufficient. If this were to happen, it could result in increased operating losses.

         The Company could be forced to sell illiquid investments at a loss to cover policyholder withdrawals.

         Many of the products offered by Great Midwest allow policyholders and contractholders to withdraw their funds under defined circumstances. Great Midwest manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands, contract benefits and maturities. While Great Midwest owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. Unanticipated withdrawal or surrender activity could, under some circumstances, compel Great Midwest to dispose of illiquid assets on unfavorable terms, which could have an adverse effect on the Company.

         Interest-rate fluctuations could negatively affect our spread income.

         Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies. Both rising and declining interest rates can negatively affect the Company's spread income. While the Company develops and maintains asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, changes in interest rates could adversely affect such spreads.

         Lower interest rates may result in lower sales of certain of the Company's our insurance and investment products. In addition, certain of the Company's insurance products guarantee a minimum credited interest rate.

         The Company's insurance subsidiary is highly regulated, and government regulation may affect profitability or market value.

         The Company's insurance subsidiary is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners. Changes in these regulations could affect the Company's profitability or the market value of its shares.

         The Company's insurance subsidiary acts as a fiduciary and is subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employment Retirement Income Security Act, or ERISA. Severe penalties are imposed on insurers that breach their fiduciary duties to the plans under ERISA. If the Company were fined or a penalty was imposed on the Company by a governmental agency having jurisdiction over it, the Company might not have the financial resources to pay the fine or penalty.

         The Company cannot predict the effect of recent insurance regulatory changes.

         The National Association of Insurance Commissioners, or the NAIC, has adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification changes current statutory accounting rules in several areas. The Company has not estimated the potential effect that the Codification may have on the statutory capital of its insurance subsidiary. The Codification became effective January 1, 2001.

         A tax law change could adversely affect the Company's ability to compete with non-insurance products.

         Under the Internal Revenue Code of 1986, as amended (the "Code"), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including Great Midwest, would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. If the estate tax were eliminated, the demand for certain life insurance products could be adversely affected. The Company cannot predict what tax initiatives may be enacted which could adversely affect us.

         The Company's investments are subject to risks.

         The Company's invested assets are subject to customary risks of credit defaults and changes in market values. The value of the Company's investment portfolio depends in part on the financial condition of the companies in which it has made investments. Factors that may affect the overall market value of the Company's invested assets include interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual companies.

         The Company's growth from acquisitions involves risks.

         The Company's acquisitions have benefited it in part by allowing it to enter new markets and to position the Company to realize certain operating efficiencies associated with economies of scale. There can be no assurance, however, that the Company will realize the anticipated financial results from its acquisitions or that suitable acquisitions, presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions will continue to be available to it.

         The Company is dependent on the performance of others.

         The Company's results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For instance, many of the Company's products are sold through independent distribution channels. Additionally, a portion of the Company's life insurance sales comes from arrangements with unrelated marketing organizations. As with all financial services companies, the Company's ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors, and financial difficulties of other companies in the industry, could undermine consumer confidence and adversely affect the Company's business.

         A decline in the Company's stock price may limit our ability to raise capital.

         During 1999 and 2000, many financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient, internally generated cash flow to fund its day-to-day operations, a lower stock price may limit its ability to raise capital to fund other growth opportunities and acquisitions.

         The Company's reinsurance program involves risks.

         Great Midwest is able to assume insurance risks beyond the level which its capital and surplus would support by transferring substantial portions of such risks to other, larger insurers through reinsurance contracts. These reinsurance arrangements, which are the usual practice in the insurance industry, leave Great Midwest exposed to two risks:

         -- The credit risk, which exists because reinsurance does not fully relieve Great Midwest of its liability to its insureds for the portion of the risks ceded to reinsurers. Although Great Midwest places its reinsurance with reinsurers it believes to be financially stable, a reinsurer's subsequent insolvency or inability to make payments under the terms of a reinsurance treaty could have a materially adverse effect on our financial condition.

         -- The amount and cost of reinsurance available to Great Midwest is subject, in large part, to prevailing market conditions beyond its control. Non-renewal or cancellation of a reinsurance arrangement affects only new business and the reinsurer remains liable on business reinsured prior to non-renewal or cancellation. If Great Midwest were to be unable to maintain or replace its reinsurance facilities on acceptable terms upon their expiration and were unwilling or unable to bear the associated increase in exposure on new business, it would have to reduce the amount of its new business.

         The Company is dependent on dividends and management fees from its insurance subsidiary, Great Midwest, to fund its operations.

         The Company's ability to fund its operations is affected by the ability of its insurance company subsidiary, Great Midwest, to declare and distribute dividends to the Company as its sole shareholder, as well as on its ability to pay the Company management fees for the administrative services the Company provides to it. Insurance company subsidiaries like Great Midwest are subject to various state statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to their parent companies. Under Texas insurance laws, our principal operating subsidiary, Great Midwest, generally may pay dividends to us only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. In addition, the Texas Commissioner of Insurance must approve, or not disapprove within 30 days of notice, payment of an "extraordinary" dividend from Great Midwest. Under Texas insurance laws, that term generally refers to a dividend that exceeds, together with all dividends paid by Great Midwest within the previous 12 months, the greater of:

         -- 10% of Great Midwest's statutory capital and surplus at the preceding December 31; or

         -- the net gain from operations of Great Midwest for the 12 months ended on such December 31.

         It is possible that more stringent restrictions will be adopted from time to time, which could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by its insurance subsidiary without affirmative prior approval by state insurance regulatory authorities.

         In the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of an insurance subsidiary of the Company, all creditors of the subsidiary, including holders of life insurance policies, would be entitled to payment in full out of the assets of such subsidiary before the Company, as shareholder, would be entitled to any payment.

ITEM 7.         FINANCIAL STATEMENTS

The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F- 20 of the attached Appendix, and include the following:

         Consolidated Financial Statements of Summit Life Corporation and Subsidiaries

         (1)      Report of Independent Certified Public Accountants;
         (2)      Consolidated Balance Sheets as of December 31, 1999 and 2000;
         (3) Consolidated Statements of Operations for Years Ended December 31, 1999 and 2000;
         (4) Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1999 and 2000;
         (5) Consolidated Statements of Cash Flows for Years Ended December 31, 1999 and 2000; and
         (6)      Notes to Consolidated Financial Statements.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)     The following documents are filed as part of this report:

                  (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-20.


                  (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

    Exhibit
    Number                              Name of Exhibit
    -------                             ---------------

     3.1* First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

     3.2* First Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

     4.1* Specimen Certificate of the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

     4.2* See Articles V and X of the Company's Certificate of Incorporation and Article VI of the Company's Bylaws (filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    Exhibit
    Number                              Name of Exhibit
    -------                             ---------------

     4.3*         Form of Promotional Shares Lock-In Agreement (filed as Exhibit
                  4.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

     4.4*         Specimen Certificate of the Series A Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

     4.5* Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

     4.6* Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference)

     10.1*        Employment  Agreement  by and between the Company and James L.
                  Smith (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

     10.2*        Employment Agreement by and between the Company and Charles L.
                  Smith (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    10.3* Stock Purchase Agreement by and between the Company and BCLIC (filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    10.4* Stock Purchase Agreement between the Company and Orville Homer Miller et al. (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

    10.5* Stock Purchase Agreement between Summit Life Corporation, Seller, and First Alliance Insurance Company, Buyer, dated November 10, 1999 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 1999 and incorporated herein by reference).

   *21.1**        List of subsidiaries

     *   Previously filed.
     **  Filed electronically herewith.

         (b) There was no Form 8-K filed by the Company during the last quarter of 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                            SUMMIT LIFE CORPORATION
                                          an Oklahoma corporation

                                          By: /s/  Charles L. Smith
                                              ----------------------------------
                                              Charles L. Smith, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           NAME AND TITLE                                          DATE

/s/ James L. Smith                                            March 30, 2001
- ---------------------------
James L. Smith,
         Chairman of the Board of Directors and
         Chief Executive Officer
         (Principal Executive Officer)


/s/ Charles L. Smith                                          March 30, 2001
- ---------------------------
Charles L. Smith,
         President, Chief Operating Officer and
         Director
         (Principal Executive Officer)

/s/ Quinton L. Hiebert
- ---------------------------
Quinton L. Hiebert,                                           March 30, 2001
         Vice President, Chief Financial Officer
         and Secretary
         (Principal Financial and Accounting Officer)


/s/ Gary L. Ellis                                             March 30, 2001
- ---------------------------
Gary L. Ellis,
         Director

/s/ M. Dean Brown                                             March 30, 2001
- ------------------
M. Dean Brown,
         Director

/s/ Thomas D. Sanders                                         March 30, 2001
- ---------------------------
Thomas D. Sanders,
         Director

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                                   APPENDIX A





                     Consolidated Financial Statements

                     Summit Life Corporation and Subsidiaries

                     Years ended December 31, 1999 and 2000
                     with Report of Independent Auditors

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                    Summit Life Corporation and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 2000




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

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Summit Life Corporation

We have audited the accompanying consolidated balance sheets of Summit Life Corporation and Subsidiaries, as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Life Corporation and Subsidiaries, as of December 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 21, 2001


                    Summit Life Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                            1999         2000
                                                                   ----------   ----------
INVESTMENTS
    Debt and equity securities                                     $3,286,869   $2,939,740
    Notes receivable                                                  312,864      941,878
    Short-term investments                                          1,470,000         --
    Policy loans                                                       37,947       33,382
    Investment real estate, net of accumulated depreciation of
       $6,080 in 1999                                                  72,580         --
    Investments in limited partnerships                                  --         57,300
                                                                   ----------   ----------
                                                                    5,180,260    3,972,300

CASH AND CASH EQUIVALENTS                                             935,746    1,436,338

RECEIVABLES
    Accrued investment income                                          85,753       41,984
    Advances to affiliates                                             10,000        9,928
    Other                                                               4,808         --
                                                                   ----------   ----------
                                                                      100,561       51,912

PROPERTY AND EQUIPMENT - AT COST
    Building and improvements                                         129,419      129,419
    Furniture and equipment                                           114,470      116,570
    Automobiles                                                        54,015       22,015
                                                                   ----------   ----------
                                                                      297,904      268,004
       Less accumulated depreciation                                   88,573      102,638
                                                                   ----------   ----------
                                                                      209,331      165,366
    Land                                                               56,000       56,000
                                                                   ----------   ----------
                                                                      265,331      221,366

OTHER ASSETS
    Cost in excess  of net  assets of  business  acquired,  less accumulated  amortization  of $5,000 in 1999 and $10,000
       in 2000                                                         45,000       40,000
    Deferred policy acquisition costs                                  42,226       57,527
    Value of  purchased  insurance  business,  less  accumulated
       amortization of $52,965 in 1999 and $101,872 in 2000           370,758      321,851
    Deferred income taxes                                              37,241       37,241
    Other                                                              38,698       24,147
                                                                   ----------   ----------
                                                                      533,923      480,766
                                                                   ----------   ----------

                                                                   $7,015,821   $6,162,682
                                                                   ==========   ==========


        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  December 31,


       LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999          2000
                                                                          -----------   -----------
LIABILITIES
    Policy reserves and policyholder funds                                $ 5,335,971   $ 4,708,295
    Unpaid claims                                                             107,000       175,951
    accounts payable                                                           74,742        39,458
    accrued and other liabilities                                              28,713        15,424
    Advances from affiliates                                                   11,138          --
    Notes payable                                                             442,219       248,254
                                                                          -----------   -----------

                                                                            5,999,783     5,187,382

COMMITMENTS AND CONTINGENCIES                                                    --            --

STOCKHOLDERS' EQUITY
    Common  stock,  $.01  par  value  -  authorized,   5,000,000
       shares; issued 2,267,605 shares                                         22,676        22,676
    Series A  cumulative  preferred  stock,  $.001  par  value -
       authorized,   issued,  and  outstanding,   5,000  shares;
       stated at liquidation value                                            500,000       500,000
    Series B  convertible  preferred  stock,  $.001  par value -
       authorized,  1,000,000  shares;  issued and  outstanding,
       350,000 shares in 2000; stated at liquidation value                       --         350,000
    Additional paid-in capital                                              2,923,596     2,923,596
    Common stock of parent held by subsidiary - 19,000 shares                 (95,000)      (95,000)
    Series B convertible preferred stock subscribed                              --         650,000
    Accumulated other comprehensive loss                                      (83,565)      (19,882)
    Accumulated deficit                                                    (2,251,669)   (2,706,090)
                                                                          -----------   -----------
                                                                            1,016,038     1,625,300
       Less stock subscriptions receivable                                       --         650,000
                                                                          -----------   -----------
                                                                            1,016,038       975,300
                                                                          -----------   -----------

                                                                          $ 7,015,821   $ 6,162,682
                                                                          ===========   ===========


        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                      1999           2000
                                                                  -----------    -----------
Revenues
    Insurance premiums and other considerations                   $   213,598    $   152,624
    Investment income                                                 519,434        377,184
    Net realized gains on sale of available for sale securities         5,202         91,679
    Net losses on trading securities                                     --         (159,755)
    Other                                                              74,500        109,025
                                                                  -----------    -----------
                                                                      812,734        570,757

Benefits, losses, and expenses
    Policy benefits                                                   244,156         96,397
    Increase in policy reserves                                       208,160        235,033
    Interest                                                           97,402         22,838
    Taxes, licenses, and fees                                          58,437         43,071
    Depreciation and amortization                                     308,803         93,431
    General, administrative, and other operating                      729,169        484,408
    Loss on disposal of subsidiary                                     57,824           --
                                                                  -----------    -----------
                                                                    1,703,951        975,178
                                                                  -----------    -----------

                  Loss before income taxes                           (891,217)      (404,421)

Income tax benefit - current                                           (7,538)          --
                                                                  -----------    -----------

                  Net loss                                           (883,679)      (404,421)

Preferred stock dividends                                              28,830         50,000
                                                                  -----------    -----------

                  NET LOSS TO COMMON STOCKHOLDERS                 $  (912,509)   $  (454,421)
                                                                  ===========    ===========

Basic and diluted net loss per common share                       $      (.42)   $      (.20)
                                                                  ===========    ===========

Weighted average outstanding common shares, basic and diluted       2,177,196      2,248,605
                                                                  ===========    ===========



        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 2000

                                                                                     Series A cumulative       Series B convertible
                                                              Common stock             preferred stock            preferred stock
                                                        ------------------------  ------------------------  ------------------------
                                                           Shares        Par         Shares    Liquidation     Shares    Liquidation
                                             Total         issued       value        issued       value        issued       value
                                          -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance at January 1, 1999                $   776,830     2,054,735  $    20,547         --    $      --           --    $      --

Sale of common stock, net of offering
   expenses of $110,488                       711,934       163,770        1,638         --           --           --           --

Sale of preferred stock                       500,000          --           --          5,000      500,000         --           --

Collection of stock subscriptions
   receivable                                  39,130        30,100          301         --           --           --           --

Issuance of common stock of parent
   to subsidiary                                 --          19,000          190         --           --           --           --

Dividends on Series A preferred stock         (18,627)         --           --           --           --           --           --

Comprehensive loss

   Net loss                                  (883,679)         --           --           --           --           --           --
   Other comprehensive loss
    Unrealized loss on investments, net      (109,550)         --           --           --           --           --           --
                                          -----------
              Comprehensive loss             (993,229)         --           --           --           --           --           --
                                          -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 1999                1,016,038     2,267,605       22,676        5,000      500,000         --           --

Sale of preferred stock                       350,000          --           --           --           --        350,000      350,000

Dividends on Series A preferred stock         (50,000)         --           --           --           --           --           --

Comprehensive loss
   Net loss                                  (404,421)         --           --           --           --           --           --
   Other comprehensive income
    Unrealized gain on investments, net        63,683          --           --           --           --           --           --
                                          -----------
              Comprehensive loss             (340,738)         --           --           --           --           --           --
                                          -----------   -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 2000              $   975,300     2,267,605  $    22,676        5,000  $   500,000      350,000  $   350,000
                                          ===========   ===========  ===========  ===========  ===========  ===========  ===========

                                                           Common
                                                          stock of                Accumulated
                                           Additional      parent                    other                      Stock
                                            paid-in       held by       Stock    comprehensive Accumulated  subscriptions
                                            capital      subsidiary   subscribed income (loss)   deficit      receivable
                                          -----------   -----------  -----------  -----------  -----------   -----------


Balance at January 1, 1999                $ 2,079,661   $      --    $    39,130  $    25,985  $(1,349,363)  $   (39,130)

Sale of common stock, net of offering
   expenses of $110,488                       710,296          --           --           --           --            --

Sale of preferred stock                          --            --           --           --           --            --

Collection of stock subscriptions
   receivable                                  38,829          --        (39,130)        --           --          39,130

Issuance of common stock of parent
   to subsidiary                               94,810       (95,000)        --           --           --            --

Dividends on Series A preferred stock            --            --           --           --        (18,627)         --

Comprehensive loss

   Net loss                                      --            --           --           --       (883,679)         --
   Other comprehensive loss
    Unrealized loss on investments, net          --            --           --       (109,550)        --            --

              Comprehensive loss                 --            --           --           --           --            --
                                          -----------   -----------  -----------  -----------  -----------   -----------

Balance at December 31, 1999                2,923,596       (95,000)        --        (83,565)  (2,251,669)         --

Sale of preferred stock                          --            --        650,000         --           --        (650,000)

Dividends on Series A preferred stock            --            --           --           --        (50,000)         --

Comprehensive loss
   Net loss                                      --            --           --           --       (404,421)         --
   Other comprehensive income
    Unrealized gain on investments, net          --            --           --         63,683         --            --

              Comprehensive loss                 --            --           --           --           --            --
                                          -----------   -----------  -----------  -----------  -----------   -----------

Balance at December 31, 2000              $ 2,923,596   $   (95,000) $   650,000  $   (19,882) $(2,706,090)  $  (650,000)
                                          ===========   ===========  ===========  ===========  ===========   ===========




         The accompanying notes are an integral part of this statement.


                    Summit Life Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                               1999           2000
                                                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                                               $  (883,679)   $  (404,421)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                           303,472         86,627
       Deferral of policy acquisition costs                                                    (26,631)       (22,105)
       Amortization of deferred policy acquisition costs                                         5,331          6,804
       Interest credited to policyholder account balances                                      233,523        211,030
       Gain on sale of investment securities, other than trading                                (5,202)       (91,679)
       Gain on sale of assets                                                                   (1,664)       (83,805)
       Loss on disposal of subsidiary                                                           57,824           --
       Other                                                                                   (29,107)        26,604
       (Increase) decrease in
           Trading securities                                                                     --         (113,643)
           Accrued investment income                                                           144,242         43,769
           Other receivables                                                                    (9,430)         4,808
           Other assets                                                                        (29,668)        (5,449)
       Increase (decrease) in
           Policy reserves                                                                     (28,388)         6,880
           Unpaid claims                                                                          --           68,951
           Accounts payable                                                                    154,710        (47,311)
           Accrued and other liabilities                                                      (120,193)       (13,289)
                                                                                           -----------    -----------

                  Net cash used in operating activities                                       (234,860)      (326,229)

Cash flows from investing activities
    Purchases of investment securities, other than trading                                  (2,627,174)    (3,728,505)
    Proceeds from disposition or maturities of investment securities, other than trading     1,830,142      5,808,035
    Net investment in limited partnerships                                                        --          (57,300)
    Issuance of notes receivable                                                               (71,000)      (517,000)
    Payments received on notes receivable                                                    1,015,251         49,297
    Increase (decrease) in policy loans                                                        (12,226)         4,565
    Payments on advances to affiliates                                                            --               72
    Purchase of property and equipment                                                          (6,636)        (2,100)
    Proceeds from sale of assets                                                               165,500          8,419
    Net cash paid in acquisition of business                                                  (406,766)          --
    Net cash acquired on disposal of subsidiary                                                 86,869           --
                                                                                           -----------    -----------

                  Net cash provided by (used in) investing activities                          (26,040)     1,565,483

Cash flows from financing activities
    Deposits to policyholder account balances                                                   67,009        166,857
    Withdrawals from policyholder account balances                                            (394,212)    (1,012,443)
    Payments on notes payable                                                               (1,492,731)      (213,965)
    Payments on advances from affiliates                                                        (4,862)       (11,138)
    Proceeds from issuance of notes payable                                                    510,000         20,000
    Proceeds from stock subscriptions receivable                                                39,130           --
    Proceeds from sale of common and preferred stock                                         1,039,172        350,000
    Dividends paid on preferred stock                                                          (18,627)       (37,973)
    Initial public offering costs                                                              (40,429)          --
                                                                                           -----------    -----------

                  Net cash used in financing activities                                       (295,550)      (738,662)
                                                                                           -----------    -----------

                  NET INCREASE (DECREASE) IN CASH
                     AND CASH EQUIVALENTS                                                     (556,450)       500,592

Cash and cash equivalents at beginning of year                                               1,492,196        935,746
                                                                                           -----------    -----------

Cash and cash equivalents at end of year                                                   $   935,746    $ 1,436,338
                                                                                           ===========    ===========

         The accompanying notes are an integral part of this statement.


                    Summit Life Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,


                                                                                                1999           2000
                                                                                             ----------     ----------
Cash paid (received) during the year for:
- ----------------------------------------

    Interest                                                                                 $  246,000     $   32,000
    Income taxes                                                                                 (7,000)    $      -

Noncash investing and financing activities:
- -------------------------------------------

    Notes receivable acquired on sale of investment real estate                              $      -       $   94,000

    Purchase of an automobile by the incurrence of a note payable                                14,059            -

    Conversion of convertible notes, other notes payable, and accrued interest
       to common stock                                                                          281,700            -

    Acquisition of Great Midwest Life Insurance Company in exchange for
       issuance of note payable and cash (note M)                                               331,807            -
           In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:
              Estimated fair value of assets acquired, including
                  cash and cash equivalents of $250,546       $  1,349,905
              Liabilities assumed                                 (360,786)
              Issuance of note payable                            (331,807)
                                                              ------------

                     Cash paid                                $    657,312
                                                              ============

    Disposal of Benefit Capital Life Insurance Company in exchange for
       stock and cash (note N)                                                                   62,500            -
           In conjunction with the disposal, assets were sold and
           liabilities were transferred as follows:
              Book value of assets sold, including cash and
                  cash equivalents of $432,460                $  1,597,816
              Liabilities transferred                             (958,163)
                                                              ------------

                         Net assets sold                           639,653

              Proceeds from sale
                  Cash received                                    519,329
                  First Alliance Corporation common
                     stock received                                 62,500
                                                              ------------
                                                                   581,829
                                                              ------------
                     Loss on disposal of subsidiary           $     57,824
                                                              ============


        The accompanying notes are an integral part of these statements.

                    Summit Life Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    1.     Basis of Consolidation and Nature of Operations
           -----------------------------------------------

    The consolidated financial statements include the accounts of Summit Life Corporation (SLC) and its wholly owned subsidiaries (collectively, the Company). Wholly owned subsidiaries included Summit Life and Annuity Company
    (SLAC), Family Benefit Life Insurance Company (FBLIC), Benefit Capital Life Insurance Company (BCLIC), and Great Midwest Life Insurance Company (GMLIC). BCLIC was acquired on January 13, 1998 and was sold on December 30, 1999. GMLIC was acquired on January 13, 1999. FBLIC was merged into GMLIC with an effective date of February 1, 1999. In October 1999, GMLIC and SLAC received the necessary regulatory approvals to complete a reinsurance agree-ment which transferred all of SLAC's insurance business to GMLIC. Effective November 24, 1999, SLAC was merged into SLC. Intercompany transactions and balances have been eliminated.

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

                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    4.     Investments - Continued
           -----------------------

    o Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from operations and reported as other comprehensive income
       (loss).

    For individual securities classified as available-for-sale or held-to-maturity, declines in the fair value below cost or amortized cost that are other than temporary result in write-downs included in operations. The specific identification method is followed in determining the cost of securities sold.

    Generally, notes receivable are stated at the aggregate of the unpaid balances less estimated uncollectible amounts.

    Short term investments are carried at cost, which approximates market. At December 31, 1999, short-term investments consisted primarily of interests in medical receivables.

    Investment real estate is carried at depreciated cost.

    Investments in limited partnerships are accounted for on the equity method. Accordingly, the consolidated statements of operations include the Company's share of the partnerships net operating results.

    5.     Property and Equipment
           ----------------------

    Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. Useful lives range from five to 40 years.

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

    6.     Cost in Excess of Net Assets of Business Acquired
           -------------------------------------------------

    Cost in excess of net assets of business acquired is amortized on the straight-line method over ten years.

    If impairment indicators exist, management reviews the valuation and amortization of cost in excess of net assets of business acquired. As part of this review, the Company estimates the value and future benefits of the net income to be generated by the related subsidiary to determine whether impairment has occurred.

                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    7.     Income Taxes
           ------------

    SLC and its subsidiary file separate income tax returns.

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

    9.     Value of Purchased Insurance Business
           -------------------------------------

    Value of purchased insurance business represents the actuarially determined present value of estimated net cash flows embedded in existing insurance contracts when acquired and is amortized with interest based on the incidence of the related cash flows. At December 31, 2000, approximately 13% of the unamortized value of purchased insurance business is expected to be amortized in each of the next five years, based on current conditions and assumptions as to future events on acquired policies in force.

    An analysis of the value of purchased insurance business is presented below for the years ended December 31:

                                                            1999        2000

       Balance, beginning of year                         $ 272,465   $ 370,758
       Acquisition                                          423,723         -
       Imputed interest on unamortized balance at 6.5%       45,252      24,099
       Amortization                                        (182,842)    (73,006)
       Disposal of subsidiary                              (187,840)        -
                                                          ---------   ---------

       Balance, end of year                               $ 370,758   $ 321,851
                                                          =========   =========


                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000



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

    Policy reserves for life insurance products are computed using assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the Company's experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions range from 5.5% to 3%.
    Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

    11.    Earnings (Loss) Per Common Share
           --------------------------------

    Earnings (loss) per common share is computed based upon net earnings (loss), after  deduction  of  preferred  stock  dividends,  divided by the  weighted average number of common shares  outstanding  during each period.  For 2000,
    Series  B  convertible   preferred  stock  (see  Note  D)  is  antidilutive;
    therefore, basic and diluted loss per common share are the same.

    12.    Other Comprehensive Income (Loss)
           ---------------------------------

    Accumulated other comprehensive income (loss) consists solely of net unrealized investment gains (losses).

    Unrealized gain (loss) on investments, net consists of the following for the years ended December 31:

                                                                                1999         2000
                                                                              ---------    ---------
       Unrealized gain (loss) on investments arising during period            $(104,348)   $ 155,362
           Less reclassification adjustment for gains included in net loss        5,202       91,679
                                                                              ---------    ---------

                         Unrealized gain (loss) on investments, net           $(109,550)   $  63,683
                                                                              =========    =========




                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    13.    Reclassifications
           -----------------

    Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

NOTE B - INVESTMENTS

    Investments in securities are summarized as follows:

                                                                           December 31, 1999
                                                        -----------------------------------------------------
                                                            Cost/        Gross         Gross       Estimated
                                                         amortized     unrealized    unrealized      fair
              Type of investment                            cost         gains         losses        value
       -------------------------------------------      -----------   -----------   -----------   -----------
       Debt securities - available for sale
           U.S. Treasury and other U.S. government
              corporations and agencies                 $   327,065   $       134   $   (11,561)  $   315,638
           Mortgage-backed securities                     2,623,905           526       (56,238)    2,568,193
           Industrial and miscellaneous                     331,002          --         (12,464)      318,538
                                                        -----------   -----------   -----------   -----------

                                                        $ 3,281,972   $       660   $   (80,263)  $ 3,202,369
                                                        ===========   ===========   ===========   ===========

       Equity securities - available for sale           $    25,962   $      --     $    (3,962)  $    22,000
                                                        ===========   ===========   ===========   ===========

       Equity securities - other                        $    62,500
                                                        ===========

                                                                                 December 31, 1999
                                                        -----------------------------------------------------
                                                            Cost/        Gross         Gross       Estimated
                                                         amortized     unrealized    unrealized      fair
              Type of investment                            cost         gains         losses        value
       -------------------------------------------      -----------   -----------   -----------   -----------
       Debt securities - held to maturity
           U.S. Treasury and other U.S. government
              corporations and agencies                 $   177,788   $    14,312   $      --     $   192,100
           Mortgage-backed securities                       150,287          --            (662)      149,625
                                                        -----------   -----------   -----------   -----------

                                                        $   328,075   $    14,312   $      (662)  $   341,725
                                                        ===========   ===========   ===========   ===========
       Debt securities - available for sale
           Mortgage-backed securities                   $ 2,158,672   $    11,576   $   (12,657)  $ 2,157,591
           Industrial and miscellaneous                     281,732          -          (12,716)      269,016
                                                        -----------   -----------   -----------   -----------

                                                        $ 2,440,404   $    11,576   $   (25,373)  $ 2,426,607
                                                        ===========   ===========   ===========   ===========

       Equity securities - available for sale                15,000   $      --     $    (6,085)  $     8,915
                                                        ===========   ===========   ===========   ===========

       Equity securities - trading                                                                $   113,643
                                                                                                  ===========

       Equity securities - other                             62,500
                                                        ===========


                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000

NOTE B - INVESTMENTS - CONTINUED

    The amortized cost and estimated fair values of debt securities, by contractual maturity, at December 31, 2000 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Held to maturity         Available for sale
                             -----------------------   -----------------------
                              Amortized   Estimated     Amortized   Estimated
                                cost      fair value      cost      fair value
                             ----------   ----------   ----------   ----------

Due six to ten years         $     --     $     --     $  182,690   $  171,796
Due after ten years             177,788      192,100       99,042       97,220
                             ----------   ----------   ----------   ----------
                                177,788      192,100      281,732      269,016

Mortgage-backed securities      150,287      149,625    2,158,672    2,157,591
                             ----------   ----------   ----------   ----------

                             $  328,075   $  341,725   $2,440,404   $2,426,607
                             ==========   ==========   ==========   ==========

    Proceeds from sales of available-for-sale securities were approximately $446,000 for 1999 and $3,609,000 for 2000. Gross gains of $7,387 for 1999 and $146,958 for 2000 and gross losses of $2,185 for 1999 and $55,279 for 2000 were realized on those sales.

    Net losses on trading securities include $118,763 relating to trading securities held at December 31, 2000.

    For 2000,  gross  losses of $18,789  were  included in net losses on trading
    securities   as   a   result   of   transfers   of   securities   from   the
    available-for-sale category to the trading category.

    Equity securities - other consist of First Alliance Corporation (FAC) common stock carried at cost because fair value is not readily determinable. These securities are restricted as to sale or transfer through December 30, 2000 and FAC retains the right of first refusal to purchase the shares through December 30, 2001.


                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000



NOTE B - INVESTMENTS - CONTINUED

    Notes receivable consist of the following at December 31:

                                                                                            1999            2000
                                                                                         ----------      ----------
       Three  promissory notes from an individual;  due in monthly  installments through  May and  November  2010,  including  interest  at  6.5%  and 7%;
       collateralized by real estate mortgages                                           $      -        $  135,153

       Two promissory notes from an individual;  one with principal and interest at 7.5% due December  2001,  the other with  interest due monthly at 7.5%
       with  principal  due  February  2010;  collateralized  by a  real  estate
       mortgage                                                                                 -           325,000

       Uncollateralized  promissory  note from a corporation;  due with
       interest at 10% in August 2001                                                           -           150,000

       Two promissory notes from a corporation (1)                                          183,428         227,745

       Promissory note from an individual;  renegotiated  during 2000 to provide for  monthly  installments  of $1,000  through  October  2005,  including
       interest at 9.75%; collateralized by real estate mortgage                             53,425          46,322

       Promissory note to an individual; renegotiated during 2000 to provide for monthly installments of $990 through December 2004, including interest at
       7%;  collateralized  by certain  commissions  and life  insurance  policy
       proceeds                                                                              47,892          41,345

       Other                                                                                 28,119          16,313
                                                                                            -------        --------

                                                                                         $  312,864      $  941,878
                                                                                            =======         =======

    (1) During 1998, an 8%, $240,000 ten-year first mortgage and an 8%, $50,000 ten-year second mortgage were received in conjunction with the sale of a building and related land for $300,000 which had a carrying value of $220,000. The transaction resulted in a gain of $80,000 which was deferred and recognized on the installment method. In 2000, adequate down payment was received and the remaining gain of $67,000 was recognized. Notes receivable at December 31, 1999 are net of deferred gain of $67,000.


                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000



NOTE C - NOTES PAYABLE

    Notes payable consist of the following at December 31:

                                                                                               1999          2000
                                                                                            ----------    ----------
       Uncollateralized  note payable to stockholder,  interest payable
       annually at 6.75%, due February 1, 2000                                              $   50,000    $     --

       Uncollateralized  note payable to stockholder,  interest payable
       at 6.75%, due with principal on April 30, 2000                                           50,000          --

       Bank  line of  credit,  interest  payable  quarterly  at the Wall  Street
       Journal prime (8.5% and 9.5% at December 31, 1999 and 2000, respectively)
       plus .5%, due July 1, 2001; guaranteed by certain officers and directors                110,000       130,000

       Note  payable to  corporation,  interest  payable at 6%, due with  annual
       principal installments of approximately $111,000 through June 1, 2001                   221,205       110,602

       Note  payable to bank,  payable in monthly  installments  of $337 through
       January 2003, including interest at 6.95%; collateralized by vehicle                     11,014         7,652
                                                                                            ----------    ----------

                                                                                            $  442,219    $  248,254
                                                                                            ==========    ==========

    The aggregate  maturities of notes payable for years  subsequent to December
    31, 2000 are as follows:

                     Year ending December 31
                         2001                                                               $  244,211
                         2002                                                                    3,873
                         2003                                                                      170
                                                                                            ----------

                                                                                            $  248,254
                                                                                            ==========

NOTE D - STOCKHOLDERS' EQUITY

    On April 23, 1999, nonvoting Series A Cumulative Preferred Stock was created. Semiannual dividends of $5 per share are cumulative. The Series A preferred stock has priority as to liquidation value ($100 per share) and dividends in arrears over common stock upon dissolution.

    On September 29, 2000, Series B convertible preferred stock was created. The Series B preferred stock is noncumulative, nonvoting, and is convertible into one share of common stock at the option of the holders after March 31, 2003. The Series B preferred stock is ranked senior to common stock and junior to Series A preferred stock as to payment of dividends. Upon the Company's dissolution, the Series B preferred stock is ranked equivalent to the Series A preferred stock as to liquidation value ($1 per share) and unpaid dividends.

                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000


NOTE E - INCOME TAXES

    The components of net deferred tax assets and changes in the related valuation allowance are as follows:

                                                       December 31,
                                                  ----------------------
                                                    1999         2000
                                                  ---------    ---------

Deferred tax assets
    Net operating loss carryforwards              $ 203,852    $ 284,002
    Capital loss carryforward                        62,494       63,501
    Policy reserves and policyholder funds           38,782       14,835
    Other                                            14,767       18,170
    Valuation allowance for deferred tax assets    (229,519)    (293,666)
                                                  ---------    ---------
                                                     90,376       86,842

Deferred tax liabilities
    Value of purchased insurance business           (51,906)     (43,772)
    Depreciation                                       --         (2,182)
    Other                                            (1,229)      (3,647)
                                                  ---------    ---------
                                                    (53,135)     (49,601)
                                                  ---------    ---------

                  Net deferred tax assets         $  37,241    $  37,241
                                                  =========    =========

Increase in valuation allowance                   $  65,508    $  64,147
                                                  =========    =========

    A reconciliation of income tax benefit at the statutory rate to the Company's effective rate is as follows at December 31:

                                                      1999     2000
                                                     -------  -------

       Expected statutory rate                         34%       34%
       Small life insurance company deduction         (20)      (20)
       Increase in valuation allowance                 (7)      (17)
       Other                                           (6)        3
                                                     -------  -------

                                                        1%       - %

    At December 31, 2000, the following operating loss carryforwards, which begin expiring in 2010, were available for tax purposes:

                            SLC                  $1,595,000
                            GMLIC                   329,000

                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000


NOTE F - RELATED PARTY TRANSACTIONS

    The Company is affiliated with an insurance agency by common ownership and management. During 1999, commissions of approximately $1,000 were paid to this agency from SLAC under an agreement with the Oklahoma Insurance Department.

    From time to time, the Company makes advances to and receives advances from affiliates, generally officers and stockholders. Such advances have no specified repayment terms but are generally short-term in nature.

NOTE G - COMMITMENTS AND CONTINGENCIES

    Under its annuity contracts, the Company is committed to credit interest on policyholder account balances at guaranteed rates. During the first policy year, the guaranteed rates range up to 8.5%. After the first year, the lowest guaranteed rate is 3%.

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

    Certain investments with carrying values of $277,979 were pledged to regulatory authorities in accordance with statutory requirements at December 31, 2000.

    The Company leases certain equipment used in operations and storage space. Rent expense under these leases for 1999 and 2000 was $16,322 and $1,851, respectively. At December 31, 2000, there are no future commitments due to terms being on a month-to-month basis.

    The Company is involved in various legal actions relating to its operation. Management believes that losses, if any, arising from such actions will not be material to the Company's consolidated financial statements.

NOTE H - STATUTORY CAPITAL AND SURPLUS

    SLC's insurance company subsidiary prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the domiciliary state insurance department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC has approved the Codification of Statutory Accounting Practices (the Codification). The Codification will be effective on January 1, 2001. The Company has not yet determined what effect, if any, the Codification will have on its subsidiary's statutory financial statements.

                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000


NOTE H - STATUTORY CAPITAL AND SURPLUS - CONTINUED

    GMLIC is required to maintain statutory capital and surplus of at least $800,000. GMLIC's statutory capital and surplus, as reported at December 31, 1999, was adjusted to $732,000 as the result of a regulatory examination in 2000. The Company and GMLIC took certain actions during 2000, with regulatory approval, to increase statutory capital and surplus above the minimum required amount, and at December 31, 2000, GMLIC's statutory capital and surplus amounted to $812,000. Failure to meet the capital requirements in the future could expose GMLIC to regulatory actions that may include restrictions on operations and growth, among other things. GMLIC cannot declare dividends which exceed the greater of 10% of statutory capital and surplus or the gain from operations of the preceding 12 months without the prior consent of the Texas Commissioner of Insurance. The maximum dividend which may be paid in 2001 without prior consent is $12,000.

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

NOTE J - REINSURANCE

    The Company reinsures that portion of insurance risk which is in excess of its retention limits, generally under yearly renewable term contracts. Retention limits range up to $5,000 on life policies. Rein-surance premiums are recognized as a reduction of insurance premiums and other considerations over the policy term and totaled $52,000 and $37,000 for 1999 and 2000, respectively.

    Reinsurance does not discharge or diminish the primary liability of the Company on the risks reinsured; however, it does serve to limit the Company's maximum loss on risks. The Company would be liable for the reinsurance risks ceded to other companies in the event that reinsurers were unable to meet their obligations.

    At December 31, 1999 and 2000, reinsurance recoverables on policy reserves were not significant.

NOTE K - EMPLOYMENT AGREEMENTS

    The Company has employment agreements with its Chief Executive Officer and President, both Company stockholders. The employment agreements provide, among other things, for terms through March 2003, base and maximum salaries, increases to base salaries subject to Board of Director approval, annual bonuses, and benefits.


                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000


NOTE K - EMPLOYMENT AGREEMENTS - CONTINUED

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

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1999 and 2000.
    Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company.
    The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

    Except as identified, all of the Company's financial instruments are held for purposes other than trading. The fair values of debt and equity securities are estimated based on quoted market prices for those or similar investments. The carrying value of certain notes receivable and policy loans approximate fair value due to nominal interest rate changes subsequent to issuance. The fair value of other notes receivable is based on discounted future cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk. The carrying amounts of cash, cash equivalents, short-term investments, and receivables approximate fair values because of the short maturity of those assets. Cash surrender value is used in determining the fair value of investment contracts. Estimated fair value of notes payable is the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.

                                                          1999                      2000
                                                -----------------------   -----------------------
                                                 Carrying       Fair       Carrying       Fair
                                                  amount        value       amount        value
                                                ----------   ----------   ----------   ----------
Financial assets
    Debt securities - held to maturity          $     --     $     --     $  328,075   $  341,725
    Debt securities - available for sale         3,202,369   $3,202,369    2,426,607    2,426,607
    Equity securities - available for sale          22,000       22,000        8,915        8,915
    Equity securities - trading                       --           --        113,643      113,643
    Equity securities - other                       62,500          (*)       62,500          (*)
    Notes receivable                               312,864      370,957      941,878      887,308
    Short-term investments                       1,470,000    1,470,000         --           --
    Policy loans                                    37,947       37,947       33,382       33,382
    Cash and cash equivalents                      935,746      935,746    1,436,338    1,436,338
    Receivables                                    100,561      100,561       51,912       51,912

Financial liabilities
    Policyholder account balances -
       investment contracts                     $4,886,903   $4,673,874   $4,256,203   $4,101,159
    Notes payable                                  442,219      440,987      248,254      248,254


       (*)    Sales prices for these securities are not quoted on an exchange or
              over-the-counter;   therefore,   fair   value   is   not   readily
              determinable.

                    Summit Life Corporation and Subsidiaries

                           December 31, 1999 and 2000


NOTE M - BUSINESS ACQUISITIONS

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

NOTE N - DISCONTINUED OPERATIONS AND DISPOSITIONS

    On December 30, 1999, the Company sold 100% of the outstanding common stock of BCLIC for $62,500 of First Alliance Corporation common stock (25,000 shares) and $519,329 in cash, resulting in a loss of $57,824. BCLIC's 1999 operating results included in the consolidated statements of operations were revenues of $142,705 and benefits, losses, and expenses of $159,330.