Form 10QSB
period 2001-03-31
SUMMIT LIFE CORP
filed 2001-05-15
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001

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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 15, 2001 was 2,267,605.

Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                ---    ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.        FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets - March 31, 2001 (unaudited)
              and December 31, 2000.........................................   3

              Consolidated Statements of Operation - Three months
              ended March 31, 2001 and 2000 (unaudited).....................   5

              Consolidated Statement of Stockholders' Equity -
              Three months ended March 31, 2001 (unaudited).................   6

              Condensed Consolidated Statements of Cash Flows -
              Three months ended March 31, 2001 and 2000 (unaudited)........   7

              Notes to Consolidated Financial Statements....................   8

      Item 2. Management's Discussion and Analysis or Plan of Operation.....   9

PART II.          OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K..............................  12

      Signatures............................................................  14



                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                         March 31, 2001     December 31, 2000
                                                       -----------------    -----------------
                                                           (Unaudited)
INVESTMENTS
      Debt securities-held to maturity                 $         328,075    $         328,075
      Debt securities-available for sale                       2,484,986            2,426,607
      Equity securities-trading                                  250,140              113,643
      Equity securities-available for sale                         5,000                8,915
      Equity securities-other                                     63,663               63,663
      Mortgages                                                  725,290              734,220
      Notes receivable                                           204,170              207,658
      Short-term investments                                           0                    0
      Policy loans                                                32,434               33,382
      Investment in limited
             partnerships                                         58,122               57,300

                                                       -----------------    -----------------
                                                               4,151,880            3,973,463

CASH AND CASH EQUIVALENTS                                      1,451,034            1,436,338

RECEIVABLES
      Accrued investment income                                   33,039               41,984
      Advances to affiliates                                      10,000                9,928
                                                       -----------------    -----------------
                                                                  43,039               51,912

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                  129,419              129,419
      Furniture and equipment                                    116,570              116,570
      Automobiles                                                 22,015               22,015
                                                       -----------------    -----------------
                                                                 268,004              268,004
             Less accumulated depreciation                      (109,560)            (102,638)
                                                       -----------------    -----------------
                                                                 158,444              165,366
      Land                                                        56,000               56,000
                                                       -----------------    -----------------
                                                                 214,444              221,366
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization              38,750               40,000
      Deferred policy acquisition costs                           53,527               57,527
      Value of purchased insurance business                      304,351              321,851
      Deferred income taxes                                       37,241               37,241
      Other                                                       22,985               22,984
                                                       -----------------    -----------------
                                                                 456,854              479,603
                                                       -----------------    -----------------

                                                       $       6,317,251    $       6,162,682
                                                       =================    =================


The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31, 2001     December 31, 2000
                                                                        -----------------    -----------------
                                                                           (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                            $       4,662,361    $       4,708,295
      Unpaid claims                                                                78,445              175,951
      Accounts payable                                                             13,031               39,458
      Accrued liabilities                                                         201,257               15,424
      Notes payable                                                               496,777              248,254
      Other liabilities                                                                 0                    0
                                                                        -----------------    -----------------
                                                                                5,451,871            5,187,382


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                                 22,676               22,676
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                                   500,000              500,000
      Preferred stock, series B, $.001 par value, stated at
              liquidation value                                                   350,000              350,000
      Preferred stock, series B subscribed                                        650,000              650,000
      Additional paid-in capital                                                2,923,596            2,923,596
      Common stock of parent held by subsidiary                                   (95,000)             (95,000)
      Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation) of available for
              sale securities                                                      21,139              (19,882)
      Accumulated deficit                                                      (2,857,031)          (2,706,090)
             Less preferred stock subscriptions receivable                       (650,000)            (650,000)
                                                                        -----------------    -----------------
                                                                                  865,380              975,300

                                                                        -----------------    -----------------
                                                                        $       6,317,251    $       6,162,682
                                                                        =================    =================




The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------
Revenues
      Insurance premiums                                     $    43,815    $    40,152
      Reinsurance premium ceded                                  (11,797)       (10,881)
                                                             -----------    -----------
             Net premium income                                   32,018         29,271
      Investment activity
             Investment income                                    80,098        103,505
             Net realized gains on sale of available
               for sale securities                                (7,347)        24,723
             Net losses on trading securities                    (56,431)          --
      Other                                                        8,984          5,305
                                                             -----------    -----------
                                                                  57,322        162,804

Benefits, losses and expenses
      Policy benefits                                             35,689         33,667
      Change in policy reserves                                   38,923         55,881
      Interest expense                                             4,826          8,570
      Taxes, licenses and fees                                     6,768          8,319
      Depreciation and amortization                               28,957         18,066
      General, administrative and other operating expenses        93,100        136,626
                                                             -----------    -----------
                                                                 208,263        261,129
                                                             -----------    -----------
             Earnings (Loss) before income taxes                (150,941)       (98,325)

Income tax provision                                                --             --
                                                             -----------    -----------

             NET EARNINGS (LOSS)                             $  (150,941)   $   (98,325)

Preferred Stock Dividend Requirement                              12,500         12,500
                                                             -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE TO COMMON
             SHARES                                          $  (163,441)   $  (110,825)
                                                             ===========    ===========

Earnings (Loss) per common share
      Basic and diluted                                      $     (0.07)   $     (0.05)
                                                             ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                        2,248,605      2,248,605
                                                             ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2001
                                   (Unaudited)


                                                         Common Stock              Preferred Stock "A"         Preferred Stock "B"
                                                         ------------              -------------------         -------------------


                                                      Shares                      Shares     Liquidation      Shares     Liquidation
                                       Total          issued      Par value       issued        value         issued        value
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at January 1, 2001          $   975,300      2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000

Dividends on preferred stock               --             --            --            --            --            --            --

Issuance of Series B preferred             --             --            --            --            --            --            --

Comprehensive income
   Net income (loss)                   (150,941)          --            --            --            --            --            --
   Other comprehensive inc. (loss)
     Unrealized gain on investments      41,021           --            --            --            --            --            --
                                    -----------
        Comprehensive inc. (loss)      (109,920)
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2001           $   865,380      2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000
                                    ===========    ===========   ===========   ===========   ===========   ===========   ===========

                                                     Common                    Accumulated                    Preferred
                                     Additional     stock of      Preferred       other                         stock
                                      paid-in     parent held      stock "B"  comprehensive   Accumulated   subscriptions
                                      capital    by subsidiary    subscribed   income(loss)     deficit       receivable
                                    -----------   -----------    -----------   -----------    -----------    -----------


Balance at January 1, 2001          $ 2,923,596   ($   95,000)   $   650,000   ($   19,882)   ($2,706,090)   $  (650,000)

Dividends on preferred stock               --            --             --            --             --             --

Issuance of Series B preferred             --            --             --            --             --             --

Comprehensive income
   Net income (loss)                       --            --             --            --         (150,941)          --
   Other comprehensive inc. (loss)
     Unrealized gain on investments        --            --             --          41,021           --             --

        Comprehensive inc. (loss)
                                    -----------   -----------    -----------   -----------    -----------    -----------

Balance at March 31, 2001           $ 2,923,596   ($   95,000)   $   650,000   $    21,139    ($2,857,031)   ($  650,000)
                                    ===========   ===========    ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $  (345,268)   $  (206,069)

Net cash provided by (used in) investing activities            173,838        321,968

Net cash provided by (used in) financing activities            186,126       (105,059)

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                  14,696         10,840

Cash and cash equivalents at the beginning of the period     1,436,338        935,746
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,451,034    $   946,586
                                                           ===========    ===========


The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the
Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2000 under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

         The Company's primary focus is its life insurance operations.

Results of Operations

         Three Months Ended March 31, 2001 Compared to Three Months ended March 31, 2000

         Revenue. Total revenues decreased 65% from $162,804 to $57,322 for the three months ended March 31, 2000 and March 31, 2001, respectively. Revenues attributable to life insurance increased 9% from $29,271 to $32,018 for the three months ended March 31, 2001, compared to the same period ended March 31, 2000. The increase was due primarily to implementation of the Company's marketing and sales programs.

         Investment income decreased from $103,505 for the three months ended March 31, 2000 to $80,098 for the three months ended March 31, 2001, primarily as a result of surrenders during the prior year which decreased the asset base of the Company.

         Income from the sale of investments decreased from $24,723 for the three months ended March 31, 2000 to a loss of $7,347 for the three months ended March 31, 2001. Net losses on trading securities of $56,431 were reported for March 31, 2001. The Company began trading securities in the fourth quarter of 2000 and is required to report such unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income increased 69% from $5,305 for the three months ended March 31, 2000 to $8,984 for the three months ended March 31, 2001, due to the recognition of additional revenues from administrative service contracts.

         Costs and Expenses. Total expenses decreased 20% from $261,129 to $208,263 for the three months ended March 31, 2000 and 2001, respectively. Such decrease was primarily attributable to promotional expenses associated with a change in the Company's investor relations firm, as well as efforts to reduce legal and professional expenses. Management continued its cost containment program in other areas as well.

         Policy benefits increased slightly from $33,667 to $35,689 for the comparable periods. Policy reserves decreased $16,958 for the comparable periods. Interest expense decreased 44% from $8,570 to $4,826 for the comparable periods due to continuing reduction of Company debt. Depreciation and amortization increased from $18,066 to $28,957 for the three months ended March 31, 2000 and 2001, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company ("Great Midwest"). General expenses decreased 32% from $136,626 to $93,100 as a result of the reduced promotional, legal and accounting expenses and due to management's cost containment programs.

         Losses. The Company reported a net loss for the three months ended March 31, 2001 of $150,941, compared to a net loss for the three months ended March 31, 2000 of $98,325. The Company reported trading losses during the quarter which management believes are temporary.

         The Company reported a net loss of $0.07 per share for the three months ended March 31, 2001, compared to a net loss of $0.05 per share for the three months ended March 31, 2000.

Liquidity and Capital Resources

         Total assets were $6,317,251 at March 31, 2001, compared to $6,162,682 at December 31, 2000, an increase of 2.5%. The increase was due to the receipt of new annuity deposits during the first quarter.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,451,871 at March 31, 2001, compared to $5,187,382 at December 31, 2000, an increase of 5%. The increase was due primarily to new annuity deposits received during the first quarter.

         Total stockholders' equity was $865,380 at March 31, 2001, compared to $975,300 at December 31, 2000, a decrease of 11.3%. The decrease was attributable to the stock market volatility which impacted the Company's first quarter results.

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

         Although the Company currently has a $200,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2001, with amounts borrowed thereunder bearing interest at prime plus .5%. At March 31, 2001, $150,000 was outstanding under the line of credit and, as of March 31, 2001, the Company has drawn the $50,000 remaining under the credit facility.

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

         4.5* Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

         4.6* Specimen Certificate of the Series B Convertible Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference)

         4.7* Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference)

         10.1* Employment Agreement by and between the Company and James L. Smith (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.2* Employment Agreement by and between the Company and Charles L. Smith (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.3* Stock Purchase Agreement by and between the Company and BCLIC (filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.4* Stock Purchase Agreement between the Company and Orville Homer Miller et al. (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.5*    Escrow  Agreement  between  the Company and UMB Bank (filed as
                  Exhibit 10.5 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference)

         10.6*    Stock   Purchase   Agreement   between  the  Company  and  CLS
                  Enterprises, Inc. (filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.7* Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.8* Stock Purchase Agreement between Summit Life Corporation, Seller, and First Alliance Insurance Company, Buyer, dated November 10, 1999 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 1999 and incorporated herein by reference)

         *        Previously filed.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SUMMIT LIFE CORPORATION
                                      an Oklahoma corporation



Date:  May 15, 2001                   /s/Charles L. Smith
                                      -------------------
                                      Charles L. Smith
                                      President and Chief Operating Officer



Date:  May 15, 2001                   /s/Quinton L. Hiebert
                                      ---------------------
                                      Quinton L. Hiebert
                                      Vice-President and Chief Financial Officer

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

         4.5* Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

         4.6* Specimen Certificate of the Series B Convertible Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference)

         4.7* Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference)

         10.1* Employment Agreement by and between the Company and James L. Smith (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.2* Employment Agreement by and between the Company and Charles L. Smith (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.3* Stock Purchase Agreement by and between the Company and BCLIC (filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.4* Stock Purchase Agreement between the Company and Orville Homer Miller et al. (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.5*    Escrow  Agreement  between  the Company and UMB Bank (filed as
                  Exhibit 10.5 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference)

         10.6*    Stock   Purchase   Agreement   between  the  Company  and  CLS
                  Enterprises, Inc. (filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.7* Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference)

         10.8* Stock Purchase Agreement between Summit Life Corporation, Seller, and First Alliance Insurance Company, Buyer, dated November 10, 1999 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 1999 and incorporated herein by reference)

         *        Previously filed.