Form 10QSB
period 2001-06-30
SUMMIT LIFE CORP
filed 2001-08-01
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended June 30, 2001

[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________.



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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of July 30, 2001 was 2,448,805.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - June 30, 2001 (unaudited)
              and December 31, 2000.........................................  3

             Consolidated Statements of Operation -
              Three months and six months ended June 30, 2001 ..............  5 and 2000 (unaudited)

             Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 2001 (unaudited)....................  6

             Condensed Consolidated Statement of Cash Flows -
              Six months ended June 30, 2001 and 2000 (unaudited)...........  7

             Notes to Consolidated Financial Statements.....................  8

     Item 2. Management's Discussion and Analysis or Plan of Operation......  9

PART II.          OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders............ 12

     Item 6. Exhibits and Reports on Form 8-K............................... 12

     Signatures............................................................. 14


                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                     ASSETS

                                                       June 30,      December 31,
                                                          2001            2000
                                                     ------------    ------------
                                                     (Unaudited)
INVESTMENTS
      Debt securities-held to maturity               $    328,075    $    328,075
      Debt securities-available for sale                2,482,137       2,426,607
      Equity securities-trading                           212,424         113,643
      Equity securities-available for sale                 12,500           8,915
      Equity securities-other                              66,788          63,663
      Mortgages                                           716,175         734,220
      Notes receivable                                    200,624         207,658
      Short-term investments                                    0               0
      Policy loans                                         32,823          33,382
      Investment in limited partnerships                   58,122          57,300



                                                     ------------    ------------
                                                        4,109,668       3,973,463

CASH AND CASH EQUIVALENTS                               1,535,080       1,436,338

RECEIVABLES
      Accrued investment income                            42,707          41,984
      Advances to affiliates                               10,300           9,928
                                                     ------------    ------------
                                                           53,007          51,912

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                           129,419         129,419
      Furniture and equipment                             116,570         116,570
      Automobiles                                          22,015          22,015
                                                     ------------    ------------
                                                          268,004         268,004
             Less accumulated depreciation               (116,478)       (102,638)
                                                     ------------    ------------
                                                          151,526         165,366
      Land                                                 56,000          56,000
                                                     ------------    ------------
                                                          207,526         221,366
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization       37,500          40,000
      Deferred policy acquisition costs                    49,527          57,527
      Value of purchased insurance business               286,851         321,851
      Deferred income taxes                                37,241          37,241
      Other                                                32,659          22,984
                                                     ------------    ------------
                                                          443,778         479,603
                                                     ------------    ------------

                                                     $  6,349,059    $  6,162,682
                                                     ============    ============

The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,      December 31,
                                                                         2001            2000
                                                                    ------------    ------------
                                                                     (Unaudited)

LIABILITIES
      Policy reserves and policyholder funds                        $  4,829,773    $  4,708,295
      Unpaid claims                                                       18,779         175,951
      Accounts payable                                                    82,066          39,458
      Accrued liabilities                                                 13,549          15,424
      Notes payable                                                      313,065         248,254
      Other liabilities                                                        0               0
                                                                    ------------    ------------
                                                                       5,257,232       5,187,382


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                        24,678          22,676
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                          500,000         500,000
      Preferred stock, series B, $1.00 par value                         350,000         350,000
      Preferred stock, series B subscribed                               650,000         650,000
      Additional paid-in capital                                       3,121,794       2,923,596
      Common stock of parent held by subsidiary                          (95,000)        (95,000)
      Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation) of available         12,820         (19,882)
      for
              sale securities
      Accumulated deficit                                             (2,822,465)     (2,706,090)
             Less preferred stock subscriptions receivable              (650,000)       (650,000)
                                                                    ------------    ------------
                                                                       1,091,827         975,300

                                                                    ------------    ------------
                                                                    $  6,349,059    $  6,162,682
                                                                    ============    ============

The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                    Three Months Ended           Six Months Ended
                                                                        June 30,                     June 30,
                                                             ---------------------------------------------------------
                                                                  2001           2000           2001           2000
                                                              -----------    -----------    -----------    -----------
Revenues
      Insurance premiums                                      $   177,170    $    43,488    $   220,985    $    82,305
      Reinsurance premium ceded                                    (6,923)       (10,881)       (18,720)       (20,427)
                                                              -----------    -----------    -----------    -----------
           Net premium income                                     170,247         32,607        202,265         61,878
      Investment activity
           Investment income                                      276,191         90,083        356,289        193,588
           Net realized gains on sale of available for sale
           securitie                                                  517          4,808         (6,830)        29,531
           Net losses on trading securities                       (17,431)          --          (73,862)          --
      Other                                                         9,522         91,750         18,506         97,055
                                                              -----------    -----------    -----------    -----------
                                                                  439,046        219,248        496,368        382,052

Benefits, losses and expenses
      Policy benefits                                              22,211         26,883         57,900         60,550
      Change in policy reserves                                   189,697         38,790        228,620         94,671
      Interest expense                                              5,375          4,678         10,201         13,248
      Taxes, licenses and fees                                      3,600          4,683         10,368         13,002
      Depreciation and amortization                                28,528         12,301         57,485         30,367
      General, administrative and other operating expenses        130,069        120,539        223,169        257,165
                                                              -----------    -----------    -----------    -----------
                                                                  379,480        207,874        587,743        469,003
                                                              -----------    -----------    -----------    -----------
             Earnings (Loss)
               before income taxes                                 59,566         11,374        (91,375)       (86,951)
Income tax provision                                                 --             --             --             --
                                                              -----------    -----------    -----------    -----------

                       NET EARNINGS (LOSS)                    $    59,566    $    11,374    $   (91,375)   $   (86,951)

Preferred Stock Dividend Requirement                               12,500         12,500         25,000         25,000
                                                              -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE TO COMMON
             SHARES                                           $    47,066    $    (1,126)   $  (116,375)   $  (111,951)
                                                              ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
               Basic and diluted
                                                              $      0.02    $      0.00    $     (0.05)   $     (0.05)
                                                              ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                         2,259,605      2,248,605      2,254,105      2,248,605
                                                              ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2001
                                   (Unaudited)





                                                  Common Stock                  Preferred Stock "A"         Preferred Stock "B"
                                                  ------------                ------------------------    -------------------------
                                                                                Shares        Liquid-       Shares        Liquid-
                                                    Shares          Par          Out-          ation         Out-          ation
                                      Total         Issued         Value       standing        Value       standing        Value
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------


Balance at January 1, 2001         $   975,300      2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000


Issuance of common stock               200,200        200,200         2,002          --            --            --            --

Dividends on preferred
stock                                  (25,000)          --            --            --            --            --            --

Issuance of Series B
preferred                                 --             --            --            --            --            --            --

Comprehensive income
  Net income (loss)                    (91,375)          --            --            --            --            --            --
  Other comprehensive inc
  Unrealized gain on                    32,702           --            --            --            --            --            --
  investments
      Comprehensive inc.(loss)         (58,673)
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2001           $ 1,091,827      2,467,805   $    24,678         5,000   $   500,000       350,000   $   350,000
                                   ===========    ===========   ===========   ===========   ===========   ===========   ===========



                                     Common       Accumulated
                                    Stock of         Other                    Preferred
                                   Additional    Parent Held    Comprehensive  Preferred       stock
                                     Paid-in         by           Income         stock      subcriptions    Accumulated
                                     Capital     Subsidiary       (Loss)       subscribed    receivable       Deficit
                                   -----------   -----------    -----------    -----------   -----------    -----------



Balance at January 1, 2001         $ 2,923,596   $   (95,000)   $   (19,882)   $   650,000   $  (650,000)   $(2,706,090)


Issuance of common stock               198,198          --             --             --            --             --

Dividends on preferred
stock                                     --            --             --             --            --          (25,000)

Issuance of Series B
preferred                                 --            --             --             --            --             --

Comprehensive income
  Net income (loss)                       --            --             --             --            --          (91,375)
  Other comprehensive inc
  Unrealized gain on                      --            --          32,702            --            --             --
  investments
      Comprehensive inc.(loss)
                                   -----------   -----------    -----------    -----------   -----------    -----------

Balance at June 30, 2001           $ 3,121,794   $   (95,000)   $    12,820    $   650,000   $  (650,000)   $(2,822,465)
                                   ===========   ===========    ===========    ===========   ===========    ===========





The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $   (70,722)   $  (167,400)

Net cash provided by (used in) investing activities             (5,359)     1,803,225

Net cash provided by (used in) financing activities            174,823       (316,617)

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                  98,742      1,319,208

Cash and cash equivalents at the beginning of the period     1,436,338        935,746
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,535,080    $ 2,254,954
                                                           ===========    ===========





The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2000.

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

Recent Events

         On August 1, 2001, the Company's wholly owned subsidiary, Great Midwest Life Insurance Company ("Great Midwest"), acquired through an assumption reinsurance agreement 100% of the inforce life insurance business of Presidential Life Insurance Company of Dallas, Texas, for a net cash purchase price of approximately $165,000. The acquired business consists primarily of individual life insurance business with policy reserves and annual premium of approximately $780,000 and $120,000, respectively.

Results of Operations

         Three Months Ended June 30, 2001 Compared to Three Months ended June 30, 2000

         Revenue. Total revenues increased 100% from $219,248 to $439,046 for the three months ended June 30, 2000 and June 30, 2001, respectively. Revenues attributable to life insurance increased 422% from $32,607 to $170,247 for the three months ended June 30, 2001, compared to the same period ended June 30, 2000. The increase was due primarily to the continued sale of insurance contracts.

         Investment income increased 206% from $90,083 for the three months ended June 30, 2000 to $276,191 for the three months ended June 30, 2001, primarily as a result of the sale of a communications tower lease for $186,000.

         Net losses on trading securities of $17,431 were reported for June 30, 2001. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $91,750 for the three months ended June 30, 2000 to $9,522 for the three months ended June 30, 2001. A one time gain of $67,592 from the sale of real estate was recognized in the second quarter of 2000.

         Costs and Expenses. Total expenses increased 82% from $207,874 to $379,480 for the three months ended June 30, 2000 and 2001, respectively. Such increase was primarily attributable to reserve increases associated with the new business written by the Company.

         Policy benefits decreased slightly from $26,883 to $22,211 for the comparable periods. Policy reserves increased $150,907 for the comparable periods. Depreciation and amortization increased from $12,301 to $28,528 for the three months ended March 31, 2000 and 2001, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses increased 8% from $120,539 to $130,069 for the comparable periods.

         Income/Loss. The Company reported net income for the three months ended June 30, 2001 of $47,066, compared to a net loss for the three months ended June 30, 2000 of $1,126. The Company continued to increase revenues from life insurance and held operating costs steady during the quarter.

         The Company reported net income per share of $0.02 per share for the three months ended June 31, 2001, compared to a net loss of $0.00 per share for the three months ended June 30, 2000.

    Six Months Ended June 30, 2001 Compared to Six Months ended June 30, 2000

         Revenue. Total revenues increased 30% from $382,052 to $496,368 for the six months ended June 30, 2000 and June 30, 2001, respectively. Revenues attributable to life insurance increased 227% from $61,878 to $202,265 for the six months ended June 30, 2001, compared to the same period ended June 30, 2000. The increase was due primarily to the continued sale of insurance products.

         Investment income increased 84% from $193,588 for the six months ended June 30, 2000 to $356,289 for the three months ended June 30, 2001, primarily as a result of the sale of a communications tower lease for $186,000.

         Net losses on trading securities of $73,862 were reported for the period ended June 30, 2001. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $97,055 for the six months ended June 30, 2000 to $18,506 for the six months ended June 30, 2001. A one time gain of $67,592 from the sale of real estate was recognized in the second quarter of 2000.

         Costs and Expenses. Total expenses increased 25% from $469,003 to $587,743 for the six months ended June 30, 2000 and 2001, respectively. Such increase was primarily attributable to reserve increases associated with the new business written by the Company.

         Policy benefits decreased from $60,550 to $57,900 for the comparable periods. Policy reserves increased $133,949 for the comparable periods.
Depreciation and amortization increased from $30,367 to $57,485 for the six months ended June 30, 2000 and 2001, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses decreased 13% from $257,165 to $223,169 for the comparable periods as a result of management cost containment programs.

         Loss. The Company reported a net loss for the six months ended June 30, 2001 of $91,375, compared to a net loss for the six months ended June 30, 2000 of $86,951. The Company continued to increase revenues from life insurance and held operating costs steady during the quarter.

         The Company reported a net loss per share of $0.05 per share for the six months ended June 31, 2001, compared to a net loss of $0.05 per share for the three months ended June 30, 2000.

Liquidity and Capital Resources

         Total assets were $6,349,059 at June 30, 2001, compared to $6,162,682 at December 31, 2000, an increase of 3.0%. The increase was due to the receipt of new annuity deposits.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,257,232 at June 30, 2001, compared to $5,187,382 at December 31, 2000, an increase of 1%. The increase was due primarily to new annuity deposits.

         Total stockholders' equity was $1,091,827 at June 30, 2001, compared to $975,300 at December 31, 2001, an increase of 12%. The increase was attributable to the sale of 200,200 shares of the Company's common stock, sold pursuant to a public offering of the Company's stock.

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

         Although the Company currently has a $200,000 bank line of credit, it funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The line of credit extends to July 2002, with amounts borrowed thereunder bearing interest at prime plus .5%. At June 30, 2001 and as of the date of this Report, $200,000 was outstanding under the line of credit.

         On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest Life Insurance Company, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrued interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000. The balance of the loan was paid December 31, 1999 using operating cash flow and the proceeds from the sale of Benefit Capital Life Insurance Company, a wholly owned subsidiary of the Company. In addition, during the three months ended June 30, 2001, the Company paid the last of the three installments on the promissory note held by a former stockholder of Great Midwest.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's acquisition and marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the sale of its common stock, together with anticipated cash from continuing operations, should be sufficient to fund its operations and to make required payments under its credit facility and the annual 10% dividend on the Series A Preferred Stock, for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes or to repay the note at maturity. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.


Item 4.  Submission of Matters to Vote of Security Holders

         The Company held its annual stockholders' meeting on May 10, 2001. Two proposals were voted on by the Company's stockholders: 1) election of directors, and 2) ratification of the appointment of Grant Thornton LLP as independent auditors. All proposals were approved by a majority of the votes cast at the meeting as follows:

         (a)      Two directors were elected to serve a three-year term.

                  James L. Smith and M. Dean Brown were each elected as a Class 2 director for a term expiring at the 2004 annual meeting:

                  James L. Brown:                      M. Dean Brown:

                  1,812,377 shares voted in favor      1,812,377 shares voted in
                                                       favor
                  857 shares withheld                  857 shares withheld

                  Charles L. Smith and Thomas D. Sanders, who are Class 1 directors with terms expiring at the 2002 annual meeting, and Gary L. Ellis, a Class 3 director whose term expires at the 2003 annual meeting, were not up for reelection and continued on as directors.

         (b) Ratification of the appointment of Grant Thornton LLP as independent auditors:

                  In favor:     1,053,911
                  Against:        753,117
                  Abstain:          6,206


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

      4.4      Specimen  Certificate  of the Series A Preferred  Stock (filed as
               Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

      4.5      Certificate of Designation of Series A Preferred  Stock (filed as
               Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

      4.6 Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference)

         (b)   Reports on Form 8-K:  none.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SUMMIT LIFE CORPORATION
                                      an Oklahoma corporation



Date:  July 30, 2001                    /s/Charles L. Smith
                                      ---------------------
                                      Charles L. Smith
                                      President and Chief Operating Officer



Date:  July 30, 2001                    /s/Quinton L. Hiebert
                                      -----------------------
                                      Quinton L. Hiebert
                                      Vice-President and Chief Financial Officer

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

      4.4      Specimen  Certificate  of the Series A Preferred  Stock (filed as
               Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

      4.5      Certificate of Designation of Series A Preferred  Stock (filed as
               Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference)

      4.6 Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference)