Form 10QSB
period 2001-09-30
SUMMIT LIFE CORP
filed 2001-11-14
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.



                        Commission File Number 000-25253


                             SUMMIT LIFE CORPORATION
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

                                                  Yes  X      No
                                                     -----      -----


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 14, 2001 was 2,669,805.

Transitional Small Business Disclosure Format (check one):   Yes         No  X
                                                                -----      -----

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.        FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets - September 30, 2001
               (unaudited) and December 31, 2000............................   3

               Consolidated Statements of Operation - Three months and
               nine months ended September 30, 2001 and 2000 (unaudited)....   5

               Consolidated Statement of Stockholders' Equity - Nine
               months ended September 30, 2001 (unaudited)..................   6

               Condensed Consolidated Statement of Cash Flows - Nine
               months ended September 30, 2001 and 2000 (unaudited).........   7

               Notes to Consolidated Financial Statements...................   8

       Item 2. Management's Discussion and Analysis or Plan of Operation....   9

PART II.       OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K.............................  16

       Signatures...........................................................  14


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                                    September 30, 2001            December 31, 2000
                                                                 -------------------------     ------------------------
                                                                         (Unaudited)
INVESTMENTS
      Debt securities-held to maturity                                     $328,075                      $328,075
      Debt securities-available for sale                                  2,467,010                     2,426,607
      Equity securities-trading                                              99,097                       113,643
      Equity securities-available for sale                                  127,158                         8,915
      Equity securities-other                                                66,788                        63,663
      Mortgages                                                             706,871                       734,220
      Notes receivable                                                      198,582                       207,658
      Short-term investments                                                      0                             0
      Policy loans                                                           65,501                        33,382
      Investment in limited partnerships                                     55,400                        57,300

                                                                 -------------------------     ------------------------
                                                                          4,114,482                     3,973,463

CASH AND CASH EQUIVALENTS                                                 1,878,191                     1,436,338

RECEIVABLES
      Accrued investment income                                              58,059                        41,984
      Other                                                                  18,773                         9,928
                                                                 -------------------------     ------------------------
                                                                             76,832                        51,912

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                             129,419                       129,419
      Furniture and equipment                                               119,198                       116,570
      Automobiles                                                            22,015                        22,015
                                                                 -------------------------     ------------------------
                                                                            270,632                       268,004
             Less accumulated depreciation                                 (123,398)                     (102,638)
                                                                 -------------------------     ------------------------
                                                                            147,234                       165,366
      Land                                                                   56,000                        56,000
                                                                 -------------------------     ------------------------
                                                                            203,234                       221,366
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization                        120,858                        40,000
      Deferred policy acquisition costs                                      96,289                        57,527
      Value of purchased insurance business                                 269,351                       321,851
      Deferred income taxes                                                  37,241                        37,241
      Other                                                                  52,660                        22,984
                                                                 -------------------------     -------------------------
                                                                            576,399                       479,603
                                                                 -------------------------     -------------------------

                                                                         $6,849,138                    $6,162,682
                                                                 =========================     =========================


The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 30,           December 31,
                                                                                   2001                   2000
                                                                          -------------------    -------------------
                                                                              (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                                    $5,454,421             $4,708,295
      Unpaid claims                                                                 20,663                175,951
      Accounts payable                                                              13,803                 39,458
      Accrued liabilities                                                            7,373                 15,424
      Notes payable                                                                 59,970                248,254
      Other liabilities                                                                  0                      0
                                                                          -------------------    -------------------
                                                                                 5,556,230              5,187,382


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                                  26,888                 22,676
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                                    500,000                500,000
      Preferred stock, series B, $1.00 par value                                   350,000                350,000
      Preferred stock, series B subscribed                                               -                650,000
      Additional paid-in capital                                                 3,340,584              2,923,596
      Common stock of parent held by subsidiary                                    (95,000)               (95,000)
      Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation) of available for
              sale securities                                                       46,953                (19,882)
      Accumulated deficit                                                       (2,876,517)            (2,706,090)
                Less preferred stock subscriptions receivable                            -               (650,000)
                                                                          -------------------    -------------------
                                                                                 1,292,908                975,300

                                                                          -------------------    -------------------
                                                                                $6,849,138             $6,162,682
                                                                          ===================    ===================






The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                 2001           2000           2001           2000
                                                             -----------    -----------    -----------    -----------
Revenues
      Insurance premiums                                     $   117,709    $    63,841    $   338,694    $   146,146
      Reinsurance premium ceded                                  (18,087)       (11,149)       (36,807)       (31,576)
                                                             -----------    -----------    -----------    -----------
          Net premium income                                      99,622         52,692        301,887        114,570

      Investment activity
          Investment income                                       73,906         92,233        430,195        285,821
          Net realized gains on sale of available for sale
          securities                                                --            9,596         (6,830)        39,127
          Net losses on trading securities                      (104,479)          --         (178,341)          --
      Other                                                       29,460          6,126         47,966        103,182
                                                             -----------    -----------    -----------    -----------
                                                                  98,509        160,647        594,877        542,700
Benefits, losses and expenses
      Policy benefits                                             48,697         21,053        106,597         81,603
      Change in policy reserves                                   (3,973)        66,344        224,647        161,015
      Interest expense                                             3,179          7,429         13,381         20,677
      Taxes, licenses and fees                                     5,463         16,163         15,831         29,165
      Depreciation and amortization                               31,985         17,726         89,470         48,093
      General, administrative and other operating expenses        67,209        105,875        290,378        363,040
                                                             -----------    -----------    -----------    -----------
                                                                 152,560        234,590        740,304        703,593
                                                             -----------    -----------    -----------    -----------
             Earnings (Loss) before income taxes                 (54,051)       (73,943)      (145,427)      (160,893)

Income tax provision                                                --             --             --             --
                                                             -----------    -----------    -----------    -----------

               NET EARNINGS (LOSS)                           $   (54,051)   $   (73,943)   $  (145,427)   $  (160,893)

Preferred Stock Dividend Requirement                              12,500         12,500         37,500         37,500
                                                             -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE
             TO COMMON SHARES                                $   (66,551)   $   (86,443)   $  (182,927)   $  (198,393)
                                                             ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
               Basic and diluted                             $     (0.03)   $     (0.04)   $     (0.08)   $     (0.09)
                                                             ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                        2,492,283      2,248,605      2,334,390      2,248,605
                                                             ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2001
                                   (Unaudited)


                                                      Common Stock             Preferred Stock "A"         Preferred Stock "B"
                                                -------------------------   -------------------------   -------------------------

                                                                               Shares       Liquid-        Shares       Liquid-
                                                  Shares          Par           Out-         ation          Out-         ation
                                    Total         Issued         Value        standing       Value        standing       Value
                                 -----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2001       $   975,300      2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000

Issuance of common stock             421,200        421,200         4,212          --            --            --            --

Dividends on preferred stock         (25,000)          --            --            --            --            --            --

Comprehensive income
   Net income (loss)                (145,427)          --            --            --            --            --            --
   Other comprehensive inc
   (loss)
   Unrealized gain on                 66,835           --            --            --            --            --            --
   investments                   -----------
     Comprehensive inc. (loss)       (78,592)
                                 -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at September 30, 2001    $ 1,292,908      2,688,805   $    26,888         5,000   $   500,000       350,000   $   350,000
                                 ===========    ===========   ===========   ===========   ===========   ===========   ===========


                                                  Common      Accumulated
                                                 Stock of        Other
                                 Additional     Parent Held  Comprehensive
                                   Paid-in          by           Income     Accumulated
                                   Capital      Subsidiary       (Loss)       Deficit
                                 -----------    -----------   -----------   -----------

Balance at January 1, 2001       $ 2,923,596    $   (95,000)  $   (19,882)  $(2,706,090)

Issuance of common stock             416,988           --            --            --

Dividends on preferred stock            --             --            --         (25,000)

Comprehensive income
   Net income (loss)                    --             --            --        (145,427)
   Other comprehensive inc
   (loss)
   Unrealized gain on                   --             --          66,835          --
   investments
     Comprehensive inc. (loss)
                                 -----------    -----------   -----------   -----------

Balance at September 30, 2001    $ 3,340,584    $   (95,000)  $    46,953   $(2,876,517)
                                 ===========    ===========   ===========   ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                ------------------------------------
                                                                      2001                2000
                                                                ----------------   -----------------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities               $  (205,528)        $  (161,704)

Net cash provided by (used in) investing activities                   204,782           1,325,670

Net cash provided by (used in) financing activities                   442,599            (702,445)

                                                                ----------------   -----------------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                        441,853             461,521

Cash and cash equivalents at the beginning of the period            1,436,338             935,746
                                                                ----------------   -----------------

Cash and cash equivalents at the end of the period                 $1,878,191         $ 1,397,267
                                                                ================   =================












The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2000.

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

Recent Events

         On August 1, 2001, the Company's wholly owned subsidiary, Great Midwest Life Insurance Company ("Great Midwest"), acquired from Presidential Life Insurance Company of Dallas, Texas ("Presidential Life"), a block of approximately 1,400 life insurance policies with estimated annual premium of $120,000 for a purchase price of $85,000 (the "Acquisition"). The Acquisition resulted in the transfer of liabilities in the amount of $712,000 and assets in the amount of $627,000 to Great Midwest. The purchase was funded with cash flow from Great Midwest's operations. The purchase increased policies serviced by more than 200% and in-force life insurance increased $14.8 million, or 106%. The Company expects the Acquisition to be immediately accretive to earnings.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months ended September 30, 2000

         Revenue. Total revenues decreased from $160,647 to $98,509 for the three months ended September 30, 2000 and September 30, 2001, respectively. The decrease in total revenues was directly attributable to unrealized holding losses on trading securities which the Company believes were impacted by the terrorist acts of September 11, 2001. Revenues attributable to life insurance increased 89% from $52,692 to $99,622 for the three months ended September 30, 2001, compared to the same period ended September 30, 2000. The increase was due primarily to the Acquisition of the block of insurance policies from Presidential Life during the quarter. The increase was also attributable to the recruiting of new agents, which has increased new policy issue by 98% on an annualized basis. The Company expects the Acquisition will improve earnings over the next twelve months.

         Investment income decreased from $92,233 for the three months ended September 30, 2000 to $73,906 for the three months ended September 30, 2001, primarily as a result of interest rate decreases by the Federal Reserve and other entities.

         Net losses, mainly, unrealized holding losses, on trading securities of $104,479 were reported for the three months ended September 30, 2001. The terrorist attacks of September 11, 2001 severely impacted the market and reduced equity valuations throughout most business sectors. The Company continues to anticipate a recovery in the valuation of its equity portfolio. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income increased from $6,126 for the three months ended September 30, 2000 to $29,460 for the three months ended September 30, 2001.

         Costs and Expenses. Total expenses decreased 35% from $234,590 to $152,560 for the three months ended September 30, 2000 and 2001, respectively. Such decreases were primarily attributable to continuing cost containment measures taken by the Company.

         Policy benefits increased from $21,053 to $48,697 for the comparable periods. Policy reserves decreased $70,317 for the comparable periods. Depreciation and amortization increased from $17,726 to $31,985 for the three months ended September 30, 2000 and 2001, respectively, as the Company continued to amortize the block of business acquired with Great Midwest. General expenses decreased 37% from $105,875 to $67,209 for the comparable periods as a result of the Company's cost containment programs. Costs associated with the Acquisition were capitalized and will be amortized over the expected life of the policies.

         Income/Loss. The Company reported a net loss for the three months ended September 30, 2001 of $54,051, a reduction in loss compared to the net loss for the three months ended September 30, 2000 of $73,943. The Company continued to increase revenues from life insurance and reduce operating costs during the quarter. The Company expects the Acquisition to be accretive to earnings and believes the cost containment programs have been effective in reducing general expenses.

         The Company reported a net loss per share of $0.03 per share for the three months ended September 30, 2001, compared to a net loss of $0.04 per share for the three months ended September 30, 2000. Unrealized holding losses from trading securities in the Company's portfolio represented a loss of $.04 per share for the quarter while the Company's other operations represented a gain of $.01 per share during the same period. The Company expects that the Acquisition will contribute to earnings and believes the cost containment programs currently in place will continue to be effective in containing general expenses.

Nine Months Ended September 30, 2001 Compared to Nine Months ended September 30, 2000

         Revenue. Total revenues increased 10% from $542,700 to $594,877 for the nine months ended September 30, 2000 and September 30, 2001, respectively. Revenues attributable to life insurance increased 163% from $114,570 to $301,887 for the nine months ended September 30, 2001, compared to the same period ended September 30, 2000. The increase was due primarily to the Acquisition of the block of insurance policies from Presidential Life during the quarter and continued sale of new insurance products.

         Investment income increased 50% from $285,821 for the nine months ended September 30, 2000 to $430,195 for the nine months ended September 30, 2001, primarily as a result of the sale of a communications tower lease in the first quarter.

         Net losses, mainly, unrealized holding losses, on trading securities of $178,341 were reported for the period ended September 30, 2001. The terrorist attacks of September 11, 2001 severely impacted the market and reduced equity valuations throughout most business sectors. The Company continues to anticipate a recovery in the valuation of its equity portfolio. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $103,182 for the nine months ended September 30, 2000 to $47,966 for the nine months ended September 30, 2001. A one time gain of $67,592 from the sale of real estate was recognized in the second quarter of 2000. Excluding the one time gain, other income increased 35%.

         Costs and Expenses. Total expenses increased 5% from $703,593 to $740,304 for the nine months ended September 30, 2000 and 2001, respectively. Such increase was primarily attributable to reserve increases associated with the new business written by the Company.

         Policy benefits increased from $81,603 to $106,597 for the comparable periods. Policy reserves increased $63,632 for the comparable periods. Depreciation and amortization increased from $48,093 to $89,470 for the nine months ended September 30, 2000 and 2001, respectively, as the Company continued to amortize the block of business acquired with Great Midwest and deferred acquisition costs associated with new business. General expenses decreased 20% from $363,040 to $290,378 for the comparable periods as a result of management cost containment programs. Costs associated with the Acquisition were capitalized and will be amortized over the expected life of the policies.

         Loss. The Company reported a net loss for the nine months ended September 30, 2001 of $145,427, a reduction of 10% compared to the net loss for the nine months ended September 30, 2000 of $160,893. The Company continued to increase revenues from life insurance and held operating costs steady during the period. The Company expects the Acquisition to improve earnings and believes the cost containment programs have been effective in reducing general expenses.

         The Company reported a net loss per share of $0.08 per share for the nine months ended September 30, 2001, compared to a net loss of $0.09 per share for the nine months ended September 30, 2000. Unrealized holding losses from trading securities in the Company's portfolio resulted in a loss of $.08 per share for the nine months while the Company's other operations resulted in breakeven results of $.00 per share. The Company expects that the Acquisition will contribute to earnings and believes the cost containment programs have been effective in reducing general expenses.

Liquidity and Capital Resources

         Total assets were $6,849,138 at September 30, 2001, compared to $6,162,682 at December 31, 2000, an increase of 11.0%. The increase was due to the Acquisition and the receipt of new annuity deposits.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,556,230 at September 30, 2001, compared to $5,187,382 at December 31, 2000, an increase of 7%. The increase was due primarily to the Acquisition and new annuity deposits.

         Total stockholders' equity was $1,292,908 at September 30, 2001, compared to $975,300 at December 31, 2001, an increase of 33%. The increase was attributable to the ongoing public offering of the Company's stock. A total of 421,200 shares were sold through September 30, 2001.

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

         On August 1, 2001, Great Midwest acquired from Presidential Life, a block of approximately 1,400 life insurance policies with estimated annual premium of $120,000 for a purchase price of $85,000. The Acquisition resulted in the transfer of liabilities in the amount of $712,000 and assets in the amount of $627,000 to Great Midwest. The purchase was funded with cash flow from Great Midwest's operations. The purchase increased policies serviced by more than 200% and in-force life insurance increased $14.8 million, or 106%.

         On September 28, 2001, the investor who had subscribed for an aggregate 1,000,000 shares of the Company's Series B preferred stock did not make the final payment due with respect to his subscription. Under the terms of his subscription agreement, pursuant to which the investor was deemed to have been issued only that number of shares that were fully paid, a total of 350,000 shares of Series B preferred stock was deemed to be sold, and the subscription receivable of $650,000 was canceled.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's acquisition and marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and the annual 10% dividend on the Series A Preferred Stock, for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes. The Company's ability to fund its operations and to make scheduled dividend payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

   Exhibit
   Number                               Name of Exhibit
   ------                               ---------------

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

         On July 6, 2001, the Company filed a Form 8-K reporting that, as of June 29, 2001, the Company dismissed Grant Thornton LLP as the Company's independent accountants and appointed Gary Skibicki CPA, P.C. as the Company's independent accountants. No financial statements were filed as part of the report.

         On July 13, 2001, the Company filed a Form 8-K/A reporting additional information regarding the Company's and Grant Thornton LLP's interpretation of Statement of Financial Accounting Standards 13 with respect to the Form 8-K filed by the Company on July 6, 2001. No financial statements were filed as part of the report.

         On July 20, 2001, the Company filed a Form 8-K reporting that, on July 20, 2001, the Company issued a press release announcing that Great Midwest executed an agreement to acquire 100% of the life insurance business owned by Presidential Life. No financial statements were filed as part of the report.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SUMMIT LIFE CORPORATION
                                      an Oklahoma corporation



Date:  November 14, 2001              /s/Charles L. Smith
                                      -------------------
                                      Charles L. Smith
                                      President and Chief Operating Officer



Date:  November 14, 2001              /s/Quinton L. Hiebert
                                      ---------------------
                                      Quinton L. Hiebert
                                      Vice-President and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number                             Name of Exhibit
   ------                             ---------------

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