Form 10KSB
period 2001-12-31
SUMMIT LIFE CORP
filed 2002-04-16
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

   [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

                        Commission File Number 000-25253

                             SUMMIT LIFE CORPORATION
                             -----------------------
                 (Name of small business issuer in its charter)

           OKLAHOMA                                              73-1448244
           --------                                              ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Issuer's revenues for its most recent fiscal year were $609,614.

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of March 27, 2002 was $1,062,695 based on the closing price of $.90 per share on that date as reported by the OTC Bulletin Board. As of March 27, 2002, 2,248,605 shares of the registrant's common stock, $.01 par value, were issued and outstanding, and 422,200 shares of common stock were subscribed and unissued but deemed to be issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                             SUMMIT LIFE CORPORATION
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

Part I.

Item 1.       Description of Business.......................................  1
Item 2.       Description of Property.......................................  10
Item 3.       Legal Proceedings.............................................  11
Item 4.       Submission of Matters to a Vote of Security Holders...........  11

Part II.

Item 5.       Market for Common Equity and Related Stockholder Matters......  11
Item 6.       Management's Discussion and Analysis or Plan of Operation.....  12
Item 7.       Financial Statements..........................................  19
Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure......................................  19

Part III.

Item 9.       Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act.............  21
Item 10.      Executive Compensation........................................  21
Item 11.      Security Ownership of Certain Beneficial Owners
              and Management................................................  21
Item 12.      Certain Relationships and Related Transactions................  21
Item 13.      Exhibits and Reports on Form 8-K..............................  21

Signatures    ..............................................................  23

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2001 under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Summit Life Corporation, an Oklahoma corporation formed in 1994 (the "Company"), is an insurance holding company. The Company's primary focus is its life insurance operations.

     The Company's growth has been fueled primarily through acquisitions, starting in 1994 when it acquired an Oklahoma-chartered life insurance company. Since then, the Company has acquired three additional life insurance companies in Texas and Louisiana. The Company consolidated its operations in 1999 by combining three of the four companies into one company operating in both Texas and Oklahoma. The fourth company, which operated in Louisiana, was also sold in 1999.

     On August 1, 2001, the Company's wholly owned subsidiary, Great Midwest Life Insurance Company ("Great Midwest"), acquired from Presidential Life Insurance Company of Dallas, Texas ("Presidential"), a block of approximately 1,400 life insurance policies with estimated annual premium of $120,000. Liabilities of $712,000 and assets of $634,392 were transferred to Great Midwest for a purchase price of $77,608.

     The Company's net premium revenue increased from $152,624 in 2000 to $359,533 in 2001, and the Company believes that continued internal growth, coupled with strategic acquisitions made available by the current consolidation of the insurance industry, present the Company with good opportunities to achieve its operating strategy. SEE "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

     As of December 31, 2001, the Company had approximately 2,150 life insurance policies and annuity contracts outstanding and individual life insurance in force of approximately $27 million. As of December 31, 2001, the Company had total assets of approximately $6.84 million and total shareholders' equity of approximately $1.27 million.

     The Company's principal office is located at 3021 Epperly Dr., P.O. Box 15808, Oklahoma City, Oklahoma, 73155, and its telephone number is (405) 677-0781.

History

     The Company was formed in 1994 and, since inception, has acquired four life insurance companies with operations in, variously, Oklahoma, Texas and Louisiana, and has acquired one block of business. Three of these companies were combined in 1999 to form the Company's flagship company, Great Midwest, a Texas-domiciled life insurance company operating in Texas and Oklahoma. The Louisiana-domiciled subsidiary was sold in December 1999 as a result of the Company's decision to concentrate its focus on Oklahoma and Texas.

Recent Events

     The Company began a public offering of 1,000,000 shares of its common stock in May 2001. The offering was terminated March 31, 2002. A total of 445,200 shares of common stock were sold pursuant to the offering..

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

     The Company has realized very low entry costs in its purchases of small insurance companies. The Company minimizes operating expenses by centralizing, standardizing and more efficiently performing many functions common to most life insurance companies. The operations performed by the Company include underwriting and policy administration, accounting and financial reporting, marketing, regulatory compliance and asset management. The Company believes that it is currently utilizing just over 5% of its information technology systems capability in the administration of these back office operations.

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

     The Company has consistently achieved favorable persistency on its life insurance products (i.e., lower lapse rates). This high persistency has been achieved by providing quality service to its policyholders, incentives to agents by, among other things, grading production bonuses by actual persistency, paying persistency bonuses, awarding recognition for both agency and agent persistency achievements, and monitoring agency persistency on a quarterly and annual basis. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium-paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 2000 and 2001, the Company's lapse ratio on ordinary business was 8% and 3%, respectively.

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

     The Company attempts to maintain competitive portfolio yields, while at the same time maintaining a conservative approach with respect to its investment criteria. Ultimately, the Company's objective with respect to its insurance operations is to price each of its products to earn an adequate margin between the return to the policyholder and the return earned by the Company on its investments. To the extent that the Company is able to realize higher portfolio yields on its investments, it will be in a position to offer more attractive pricing on its insurance products.

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

     The Company periodically establishes an interest-crediting rate for its new annuity policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. The Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate at its discretion, although historically such adjustments have generally been made on a quarterly basis. In establishing renewal-crediting rates, the Company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the Company's in force annuity policies ranged from 3.0% to 7.8% at December 31, 2001. All of the Company's annuity products have minimum guaranteed crediting rates of 3.0% for the life of the policy. At December 31, 2001, more than 98% of the Company's in force annuity policies were beyond the initial crediting rate period.

     Certain of the Company's annuity policies have a bonus-crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 1% to 3%. The bonus and the base crediting rates are fully disclosed in the annuity contract. The Company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the Company for lost investment opportunities and costs if policies are withdrawn early. Certain of the Company's deferred annuity contracts provide for penalty free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with the majority of such policies being issued with a surrender charge period of more than seven years. The average length of the surrender period on the Company's deferred annuity policies issued during 2000 and 2001 was eight years. The initial surrender charge on annuity policies generally is 8% of the premium and decreases over the surrender charge period (of up to nine years). At December 31, 2001, 19% of the Company's annuity liabilities were subject to a surrender charge of 5% or more.

     Tax Qualified Annuities

     General. The Company also markets to employees of public schools and certain other tax-exempt organizations certain tax qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 and are known as "tax sheltered annuities" or "403(b) annuities" ("TSAs"). Teachers, school employees and employees of other tax-exempt organizations purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the Company's other annuity products. Therefore, the Company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket who have longer to accumulate before retirement, such as combining a more competitive crediting interest rate offset with a longer surrender charge period. The Company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an ongoing source of premium renewals. Additionally, because of their tax features and transfer restrictions, TSAs are less likely to be surrendered, making them a more stable and dependable source of profits for the Company. In addition to TSAs, the Company also sells other tax qualified retirement annuities such as Individual Retirement Annuities and other Employee Pension type programs. Tax qualified retirement annuity values totaled almost $1,100,000 or approximately 27% of the total annuities sold by the Company since inception.

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

     Traditional Life Insurance

     Term Life. The Company's subsidiary offers a low cost 10-year level term life insurance product with level premiums for periods of ten years and an annually renewable level term product which provides for increasing premiums in five year durations, both utilizing a low indeterminate premium structure afforded to it by its primary reinsurance company. The Company generally retains a small fixed portion of the insurance risk, then sells or cedes a portion of its risks to its reinsurer, who in turn pays an additional allowance or commission to the Company. This allows the Company to transfer a portion of its risk and continue to grow its premium revenues and surplus. These term products are designed for and sold to individuals ages 20 through 60 and terminate at age
70. While term life normally is bought very inexpensively by consumers, it is also priced by companies using historical data that illustrates certain of these coverages, when using adequate reinsurance, will not result in adverse claims.

     Whole Life. The Company's subsidiary markets low cost guaranteed premium products in which premiums are payable for the life of the insured and insurance protection (upon certain conditions being met) is afforded for the insured's lifetime. The premium paid for such whole life policies is generally higher than the premium for comparable amounts of term insurance in the policy's early years but is generally lower in the later years of the policy's life. The policyholder may borrow against the policy, provided there are sufficient cash values, at a rate that is comparable or lower than other conventional lending sources. The Company generally holds all cash values and if a death occurs it pays death claims then collects from the reinsurer to recover the excess of its retention limits and benefits paid.

     The Company's life insurance subsidiaries have sold annuity products since 1994. Beginning in January 1999 with the purchase of GMLIC and the consolidation of the other subsidiaries, the life insurance products of GMLIC were combined with annuity products from the other subsidiaries. GMLIC previously offered a graded benefit life product that was offered on an individual basis in amounts of $1,000 to $5,000, without evidence of insurability. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.

     Insurance Underwriting

     The Company follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. The Company contracts with professional underwriters who evaluate policy applications on the basis of information provided by applicants and others. Management believes that its actual mortality results are attributable to, among other things, the geographic location of its customer base in rural and suburban areas (as opposed to urban areas), as well as its consistent application of appropriate underwriting criteria to the processing of new customer applications.

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

     As of December 31, 2001, the policy risk retention limit of the Company's subsidiary on the life of any one individual did not exceed $5,000; reinsurance ceded by the Company's subsidiary represented 87% of gross combined life insurance in force. At December 31, 2001, the Company's largest reinsurer, Optimum Re Insurance Company, reinsured approximately 98% of the $27 million of the total insurance in force.

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

     Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed as often as quarterly, after their first year, changes in credited rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2001, the average gross yield of the Company's invested assets was approximately 6.0% and the average credited rate was 5.0%.

     The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 2001, the adjusted modified duration of debt securities and short-term investments was 6.0 years. At December 31, 2001, the average duration of the Company's insurance liabilities was 7.0 years.

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

Historical Acquisitions

     The   Company's   growth  to  date  has  been  fueled   primarily   through
acquisitions. Since 1994, the Company has acquired four life insurance companies. During 1999, three of these companies were combined, either by merger or through transfer of operations, into Great Midwest, while a fourth company was sold. The Company intends to continue its strategy of pursuing similar acquisitions of blocks of insurance business and small insurance companies and other insurance-related opportunities. Management believes that such acquisitions will continue to lower unit costs by increasing the number of policies and the amount of premiums over which fixed expenses are spread.

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

Employees

     As of December 31, 2001, the Company had five full-time employees, most of whom perform both managerial and administrative functions. The Company's employees also perform services for Great Midwest, which has no employees. The Company's controller function is outsourced. It can be anticipated that the Company will have a need for more employees as the size of its business grows. None of the Company's employees is represented by a labor union. Management believes that the Company's relations with its employees are good.

Marketing

     The Company's target markets are individuals in middle-income brackets in addition to small businesses in the states of Texas and Oklahoma. The Company believes that this market is severely underserved as more major companies target their products and agency force toward the upper income and large policy sales. Many large companies no longer offer insurance in face amounts under $100,000. Although the Company does write multi-million dollar policies, its average life policy is approximately $13,000.

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

     The Company markets its products primarily through personal producing general agents ("PPGAs") and small independent property and casualty agencies. The PPGAs include the Company's founders and principal stockholders, James L. Smith and Charles L. Smith. James L. Smith and Charles L. Smith are the sole stockholders of the Smith Agency, which undertakes life insurance and financial planning for estates, trusts and corporations. The Smith Agency was and is presently a general agent for several insurance companies, including the Company. The Smith Agency has sold a majority of the Company's deferred annuities since the Company's inception. Additionally, the companies acquired by the Company generally have in place PPGAs who are capable and qualified to generate the sales desired by the Company, thereby eliminating part of the expense of recruiting and training a new agency force.

Competition

     The life insurance business is highly competitive and consists of a number of companies, many of which have greater financial resources, longer business histories and more diversified lines of insurance products than the Company. The Company may encounter increased competition from existing competitors or new market entrants, some of which may be significantly larger and have greater business resources. Companies typically compete for policyholders on the basis of benefits, rates, financial strength and customer service and compete for agents and brokers on the basis of commissions, financial strength and customer service. The Company, although smaller than most of its competitors, provides competitive benefits and rates. The Company believes that its ability to administer its functions at a lower cost allows it to maintain low internal cost products.

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

Regulation

     The Company's insurance subsidiary is subject to regulation and supervision by the states in which it transacts business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (1) grant and revoke licenses to transact business; (2) regulate and supervise trade practices and market conduct; (3) establish guaranty associations; (4) license agents; (5) approve policy forms; (6) approve premium rates for some lines of business; (7) establish reserving requirements; (8) prescribe the form and content of required financial statements and reports; (9) determine the reasonableness and adequacy of statutory capital and surplus; and
(10) regulate the type and amount of permitted investments. Because Great Midwest is licensed to sell insurance in Oklahoma and Texas, it is subject to regulation by the insurance regulatory agencies of both states. SEE "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Liquidity and Capital Resources."

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

     As part of their routine regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Texas conducts such examinations on a three to five year cycle under guidelines promulgated by the NAIC. The Company incurred examination expenses in 2001 for an examination of Great Midwest in the amount of $16,110. See Note I to the Company's Consolidated Financial Statements.

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

     The Company's insurance company subsidiary is taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiary. Great Midwest also qualifies under the small life insurance company rules for taxation which may further reduce taxes.

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

     The Company has leased 2,400 square feet of space within the internal boundaries of its property to Nextel Westcorp, Inc., on which space the lessee has erected a communications tower. Terms of the lease agreement (the "Lease Agreement"), which was entered into in March 2001, provide for monthly payments to the Company of approximately $1,300 per month during the initial five-year term of the lease. The lease is renewable at the option of the lessee for five additional five-year terms. If all renewals are exercised, the Company expects to receive over $600,000 over the life of the agreement.

     On March 6, 2001, the Company sold the Lease Agreement. In connection with the sale, the Company had a disagreement with Grant Thornton LLP, its then auditors, regarding the Company's proposed accounting treatment of the sale. SEE "ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE," and Note H of the Notes to the Financial Statements." The Company interpreted certain provisions relating to Statement of Financial Accounting Standards ("FAS") 13 to allow the recording of a gain on the sale of the Lease Agreement as of the effective date of the sale in the amount of $186,000 because the Company did not retain any ownership in the lease revenue stream and the buyer had no recourse against the Company if the lease revenue stream did not continue. Grant Thornton LLP's review of the transaction indicated that the Lease Agreement was an operating lease and that pursuant to FAS 13 paragraph 22, the sale or assignment by the lessor of lease payments due under an operating lease should be accounted for as a borrowing. As such, Grant Thornton LLP recommended that the Company record the sale of the Lease Agreement as a borrowing as of the effective date of the sale. The effect on the Company's first quarter financial statements was to eliminate $186,000 from income and record a like amount as a liability.

     During the Company's discussions with Grant Thornton LLP, the Company was informed of certain requirements that had to be satisfied in order for the gain on the sale of the Lease Agreement to be recognized as income. Pursuant to the information provided by Grant Thornton LLP, the Company subsequently structured the transaction to meet the requirements necessary for the gain on the sale of the Lease Agreement to be recognized as income and the Company recorded a gain of $186,000 in June 2001. The effect on the Company's financial statements was to delay recording $186,000 of income from the first quarter of 2001 to the second quarter of 2001.

     As a result of events subsequent to the sale, the Company came to the conclusion that the tower property and lease were more attractive investments than when they were sold by the Company. Accordingly, on December 17, 2001, the Company repurchased the property, together with the underlying communications tower lease, for $213,500. SEE "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Liquidity and Capital Resources" and Note H of the Notes to the Financial Statements.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

     There is currently a limited market for the common stock of the Company. The common stock began trading on the OTC Bulletin Board on October 27, 1999, under the symbol SUMC. The following table sets forth, for the periods indicated, the high and low bid prices of the Company's common stock during the periods indicated, as reported by the OTC Bulletin Board:

                                           2000                       2001
                                 -----------------------    --------------------
                                    High         Low            High        Low
                                 -----------  ----------    ----------- --------
First Quarter...................   $ 5.00       $ 2.00         $ .53       $ .25
Second Quarter..................   $ 2.50       $ 1.50         $1.05       $ .10
Third Quarter...................   $ 1.75       $  .44         $ .80       $ .75
Fourth Quarter..................   $  .56       $  .27         $ .90       $ .10

     OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company intends to make application to list the common stock on the Nasdaq SmallCap Market when it qualifies for listing.

Number of stockholders

     As of the close of business on March 27, 2002, 2,248,605 shares of common stock were issued and outstanding, 422,200 shares of common stock were subscribed and unissued but deemed to be issued and outstanding, 5,000 shares of Series A preferred stock were issued and outstanding and 350,000 shares of Series B preferred stock were issued and outstanding. Great Midwest has been issued 19,000 shares of common stock, but such shares are not taken into account when determining the number of shares of common stock that are outstanding. At such date, there were approximately 1,429 stockholders of record of the common stock.

Dividend Policy

     To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operations and the continued expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis reviews the Company's operations for the years ended December 31, 2001 and 2000. Certain statements contained in this discussion are not based on historical facts, but are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate, and actual events and results may differ materially from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties such as those inherent generally in the insurance industry, the impact of competition, changing market conditions and other risks. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes related thereto included elsewhere in this Report.

     Currently, the Company's only business segment is its life insurance operations. However, in the past the Company has also provided residential mortgage loan processing services to individuals and financing to medical accounts receivable factoring entities.

Operating Data

     The following table sets forth selected information regarding operating results for the periods indicated:

                                                       Year Ended December 31,
                                                          2001          2000
                                                       ----------    ----------
                                                        (dollars in thousands)
     Statement of Operations Data:
              Revenues                                 $      610    $      571
              Benefits and expenses                           933           975
                                                       ----------    ----------
                       Net loss                        $     (324)   $     (404)
                                                       ==========    ==========

     Balance Sheet Data:
              Cash and cash equivalents                $    1,661    $    1,436
              Total assets                             $    6,629    $    6,163
              Total liabilities                        $    5,572    $    5,187
              Stockholders equity                      $    1,057    $      975

Results of Operations

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Assets/Liabilities/Stockholders' Equity. Total assets were $6,629,095 at December 31, 2001, compared to $6,162,682 at December 31, 2000, an increase of 8%. The increase was due to the acquisition of the Presidential block of policies during 2001. See "ITEM 1. DESCRIPTION OF BUSINESS-General."

     Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,572,208 at December 31, 2001, compared to $5,187,382 at December 31, 2000, an increase of 7%. The increase was due primarily to the Presidential acquisition, but was offset in part by repayment of a portion of the Company's outstanding debt.

     Total stockholders' equity was $1,056,887 at December 31, 2001, compared to $975,300 at December 31, 2000, an increase of 8%. The increase was primarily due to the sale of the Company's common stock pursuant to the Company's public offering, which became effective in May 2001. The offering, which was terminated effective March 31, 2002, resulted in the sale of 445,200 shares of common stock for gross aggregate proceeds of $445,200.

     The average rate of return on investments, including cash and cash equivalents, was approximately 6.1% for 2001 and 6.5% for 2000, while the average rate credited to policyowner accounts was approximately 5.0% and 5.2%, respectively.

     Revenue. Revenues attributable to life insurance increased 136% from $152,624 to $359,533 for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase was due to the acquisition of the Presidential block in August 2001 as well as the Company's increased success in marketing. The Company appointed a new marketing director in late 2000 and appointed 40 new agents during 2001 which led to a significant increase in new business written for the Company.

     Investment income decreased 10%, from $377,184 for the year ended December 31, 2000 to $338,670 for the year ended December 31, 2001, primarily as a result of a series of interest rate reductions during the year by the Federal Reserve.

     Net losses on trading securities of $139,527, mainly unrealized holding losses, were reported for the period ended December 31, 2001 as compared to losses on trading securities of $159,755 for the period ended December 31, 2000. The Company recovered more than $38,000 in losses during the fourth quarter and anticipates continued recovery in the valuation of its equity portfolio. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

     Other income decreased 46%, from $109,025 for the year ended December 31, 2000 to $58,730 for the year ended December 31, 2001, primarily as a result of a gain on the sale of real estate which was recognized during the second quarter of 2000.

     Costs and Expenses. Total expenses decreased 4% from $975,178 to $933,818 for the years ended December 31, 2000 and December 31, 2001, respectively. Such decrease was primarily attributable to management's cost containment programs, which reduced general, administrative and other operating expenses by $69,000 during the year 2001.

     Policy benefits increased 48% from $96,397 to $142,413 for the years ended December 31, 2000 and December 31, 2001, respectively, due to the acquisition of Presidential policies, which tripled the number of policies serviced by the Company. Change in policy reserves, interest expenses and expenses associated with taxes, licenses and fees all decreased slightly during 2001 compared to 2000 while depreciation and amortization increased slightly to reflect the amortization of the goodwill associated with the Presidential acquisition. Management believes the Presidential purchase has been successfully integrated into Great Midwest's operations and will contribute toward the profitability of the Company.

     Losses. The Company reported a net loss for the year ended December 31, 2001 of $324,204, compared to a net loss for the year ended December 31, 2000 of $404,421, a 20% decrease. This was due, in part, to management's efforts to increase premium revenues through both the Presidential acquisition and increased marketing activities and to continued cost containment measures instituted two years ago. The Company's loss per share decreased to $0.15 per share for the year ended December 31, 2001, compared to a loss of $0.20 per share for the year ended December 31, 2000.

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

     Capital Resources

     On January 13, 1999, the Company acquired 100% of the outstanding common stock of Great Midwest, a Texas-chartered life insurance company. The total cost of the acquisition was approximately $939,000. Of the purchase price, cash of $607,000 was paid to seven of eight stockholders with the eighth stockholder receiving a promissory note for a principal amount of $332,000, payable in three equal annual installments at an annual interest rate of 6% on the unpaid principal balance. The Company partially funded the cash portion of the purchase price with a $350,000 loan from a bank. The loan accrued interest at an index rate plus .5%, payable monthly, and originally matured on July 9, 1999, at which time the Company paid $100,000 of the principal amount owed and renewed the balance for a six-month term maturing January 9, 2000. The balance of the loan was paid December 31, 1999 using operating cash flow and the proceeds from the sale of Benefit Capital Life Insurance Company. During 2001, the Company paid the last of the three installments due on the promissory note held by the former stockholder.

     On August 1, 2001, Great Midwest acquired a block of approximately 1,400 life insurance policies. Reserves of $712,000 and assets of $634,392 were transferred to Great Midwest for a purchase price of $77,608. The purchase was funded with cash flow from operations. The purchase increased policies serviced over 200% and in-force life insurance by $14.8 million, or 106%.

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

     In preparing its financial statements for the 2001 fiscal year, the Company requested a review by the Securities and Exchange Commission (the "SEC") of its accounting treatment of the sale of certain real estate subject to an operating lease, reported during the second quarter of 2001, as well as its proposed accounting treatment of the December 2001 repurchase of such property. SEE "ITEM 2-DESCRIPTION OF PROPERTY" for a description of the property and accompanying lease, "ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE," and Note H of the Notes to the Financial Statements. As a result of its discussion with the SEC, the Company decided to reverse the $186,000 of income reported on the sale of real estate subject to an operating lease previously reported in the second quarter of 2001.

     Great Midwest intends to request from state insurance regulators a review and approval of the accounting treatment used by the company in its statutory financial statements. Should the regulators require restatement, Great Midwest may fail to meet the minimum capital and surplus required by applicable statutes. In such event, the Company has the option of requesting an increase to the valuation of the property based on independent appraisals and/or contributing additional funds as surplus to the subsidiary to comply with statutory capital and surplus requirement. The Company believes that if an additional capital contribution is required, it will be able to obtain the necessary capital.

     The Company believes that anticipated cash from continuing operations should be sufficient to fund its operations and the annual 10% dividend on the Series A Preferred Stock for at least the next twelve months. The Company may not, however, generate sufficient cash flow for these purposes. The Company's ability to fund its operations and to make scheduled dividend payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The risk factors to which the Company's operations are subject include the following:

Business Outlook and Risk Factors

     The Company's future operating results may be affected by various trends, developments and factors that the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends, developments and factors beyond the Company's control that may affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and risk factors set forth below and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company. Forward-looking statements in this Report include revenue, expense and earnings analysis for the remainder of 2002 as well as the Company's expectations relating to its business strategy. Risk factors include the following:

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

     Ratings of insurance companies are typical within the industry. Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. Rating organizations assign ratings based upon several factors. While most of the considered factors relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company's control. As of March 29, 2002, the Company has not been rated by any rating organization. The absence of any rating could adversely affect the Company's ability to sell its products or retain existing business, as well as in its ability to compete for attractive acquisition opportunities.

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

     Lower interest rates may result in lower sales of certain of the Company's insurance and investment products. In addition, certain of the Company's insurance products guarantee a minimum credited interest rate.

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

     The National Association of Insurance Commissioners, or the NAIC, has adopted the Codification of Statutory Accounting Principles ("Codification") effective on January 1, 2001. The Company has determined that the primary effect of Codification is that goodwill can now be recorded as an admitted asset on its subsidiary's statutory financial statements.

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

     During 2000 and 2001, many financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient, internally generated cash flow to fund its day-to-day operations, a lower stock price may limit its ability to raise capital to fund other growth opportunities and acquisitions. In fact, the lower stock prices suffered by the Company's stock during 2001 had an adverse effect on its ability to fully sell all 1,000,000 shares offered in its public offering that commenced in May 2001.

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

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-22 of the attached Appendix, and include the following:

     Consolidated   Financial   Statements  of  Summit  Life   Corporation   and
     Subsidiaries

     (1) Report of Independent Certified Public Accountants (Gary Skibicki CPA, P.C.);
     (2)  Report of Independent  Certified  Public  Accountants  (Grant Thornton
          LLP);
     (3)  Consolidated Balance Sheets as of December 31, 2001 and 2000;
     (4) Consolidated Statements of Operations for Years Ended December 31, 2001 and 2000;
     (5) Consolidated Statement of Stockholders' Equity for Years Ended December 31, 2001 and 2000;
     (6) Consolidated Statements of Cash Flows for Years Ended December 31, 2001 and 2000; and
     (7)  Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As of June 29, 2001, the Company's Board of Directors dismissed Grant Thornton LLP as the Company's independent accountants and appointed Gary Skibicki CPA, P.C. as the Company's independent accountants.

     The reports of Grant Thornton LLP on the Company's consolidated financial statements as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change independent accountants was recommended by the Company's Audit Committee, and approved by the Company's Board of Directors on June 29, 2001.

     During the two most recent fiscal years and through the date of this report, the Company has not had any disagreements with Grant Thornton LLP, except as set forth below in this paragraph, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton LLP would have caused Grant Thornton LLP to make reference thereto in their report on the consolidated financial statements of the Company for such periods. During the two most recent fiscal years and through the date of this report, the Company has had one disagreement with Grant Thornton LLP regarding the Company recording a gain on the March 6, 2001, sale of a communications site lease agreement (the "Lease Agreement"). SEE "ITEM 2-DESCRIPTION OF PROPERTY." The Company interpreted certain provisions relating to Statement of Financial Accounting Standards ("FAS") 13 to allow the recording of a gain on the sale of the Lease Agreement as of the effective date of the sale in the amount of $186,000 because the Company did not retain any ownership in the lease revenue stream and the buyer had no recourse against the Company if the lease revenue stream did not continue. Grant Thornton LLP's review of the transaction indicated that the Lease Agreement was an operating lease and that pursuant to FAS 13 paragraph 22, the sale or assignment by the lessor of lease payments due under an operating lease should be accounted for as a borrowing. As such, Grant Thornton LLP recommended that the Company record the sale of the Lease Agreement as a borrowing as of the effective date of the sale.

     The Company's Audit Committee was informed of the disagreement by letter from Grant Thornton LLP. After considerable discussion, the Company accepted the recommendations of Grant Thornton LLP and did not record the gain as of the effective date of the sale of the Lease Agreement. The matter was resolved to the satisfaction of Grant Thornton LLP. The discussions between the Company and Grant Thornton LLP covered the accounting principles and literature related to the different types of leases and revenue recognition. The effect on the Company's first quarter financial statements was to eliminate $186,000 from income and record a like amount as a liability.

     The Company, during the course of evaluating Grant Thornton LLP's recommendation, discussed the recording of the gain on the sale of the Lease Agreement with Gary Skibicki CPA, P.C. The discussions between the Company and Gary Skibicki CPA, P.C. covered the accounting principles and literature related to the different types of leases and revenue recognition. Gary Skibicki CPA, P.C. concurred with the recommendations of Grant Thornton LLP regarding the manner in which the sale should be recorded and, as stated above, the Company did record the sale of the Lease Agreement as a borrowing in accordance with the recommendations of Grant Thornton LLP. The Company authorized Grant Thornton LLP to respond fully to inquiries of Gary Skibicki CPA, P.C., regarding the subject matter of the disagreement.

     The Company has requested Gary Skibicki CPA, P.C. to review the disclosure required by this Item 8 and Gary Skibicki CPA, P.C. has informed the Company that it concurs with the disclosure as set forth in this Item 8 concerning Gary Skibicki CPA, P.C.

     Other than the disagreement set forth above, during the Company's two most recent fiscal years and through the date of this report, the Company has not had any reportable events as defined in Item 304 (a) (l) (iv) of Regulation S-B and there has not been a transaction similar to the sale of the Lease Agreement during the two most recent fiscal years or the subsequent interim period.

     The Company requested that Grant Thornton LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter dated July 13, 2001 is filed as
Exhibit 16 to Form 8-K/A filed on July 13, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-22.

          (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

       Exhibit
       Number                          Name of Exhibit
       -------                         ---------------

         3.1* First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         3.2* First Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         4.1* Specimen Certificate of the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         4.2* See Articles V and X of the Company's Certificate of Incorporation and Article VI of the Company's Bylaws (filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         4.3*     Specimen Certificate of the Series A Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

         4.4* Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

         4.5* Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference).

         10.1* Employment Agreement by and between the Company and James L. Smith (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.2* Employment Agreement by and between the Company and Charles L. Smith (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.3* Stock Purchase Agreement by and between the Company and BCLIC (filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.4* Stock Purchase Agreement between the Company and Orville Homer Miller et al. (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.5* Stock Purchase Agreement between Summit Life Corporation, Seller, and First Alliance Insurance Company, Buyer, dated November 10, 1999 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 1999 and incorporated herein by reference).

         10.6*    Escrow  Agreement  between  the Company and UMB Bank (filed as
                  Exhibit 10.5 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference).

         10.7* Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.8 Communications Site Lease Agreement dated March 6, 2001 between the Company and Nextel West Corp. and Amendment No. 1 thereto.

         16* Letter to SEC from Grant Thornton LLP dated July 13, 2001 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 13, 2001 and incorporated herein by reference).


         21.1* List of subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference).

         *        Previously filed.

                  (b) There was no Form 8-K filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 10, 2002                                    SUMMIT LIFE CORPORATION
                                                  an Oklahoma corporation

                                                  By:  /s/ Charles L. Smith
                                                     ---------------------------
                                                     Charles L. Smith, President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     NAME AND TITLE                                    DATE
                     --------------                                    ----
/s/ James L. Smith                                                April 10, 2002
-----------------------------------------------
James L. Smith,
         Chairman of the Board of Directors
         Chief Executive Officer and Secretary
         (Principal Executive Officer)


/s/ Charles L. Smith                                              April 10, 2002
-----------------------------------------------
Charles L. Smith,
         President, Chief Operating Officer and
         Director
         (Principal Executive Officer)


/s/ Quinton Hiebert                                               April 10, 2002
-----------------------------------------------
Quinton Hiebert,
         Controller
         (Principal Accounting Officer)


/s/ Gary L. Ellis                                                 April 10, 2002
-----------------------------------------------
Gary L. Ellis,
         Director


/s/ M. Dean Brown                                                 April 10, 2002
-----------------------------------------------
M. Dean Brown,
         Director


/s/ Thomas D. Sanders                                             April 10, 2002
-----------------------------------------------
Thomas D. Sanders,
         Director

                                INDEX TO EXHIBITS

       Exhibit
       Number                          Name of Exhibit
       -------                         ---------------

         3.1* First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         3.2* First Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         4.1* Specimen Certificate of the common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         4.2* See Articles V and X of the Company's Certificate of Incorporation and Article VI of the Company's Bylaws (filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         4.3*     Specimen Certificate of the Series A Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

         4.4* Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

         4.5* Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference).

         10.1* Employment Agreement by and between the Company and James L. Smith (filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.2* Employment Agreement by and between the Company and Charles L. Smith (filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.3* Stock Purchase Agreement by and between the Company and BCLIC (filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.4* Stock Purchase Agreement between the Company and Orville Homer Miller et al. (filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.5* Stock Purchase Agreement between Summit Life Corporation, Seller, and First Alliance Insurance Company, Buyer, dated November 10, 1999 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 24, 1999 and incorporated herein by reference).

         10.6*    Escrow  Agreement  between  the Company and UMB Bank (filed as
                  Exhibit 10.5 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference).

         10.7* Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

         10.8 Communications Site Lease Agreement dated March 6, 2001 between the Company and Nextel West Corp. and Amendment No. 1 thereto.

         16* Letter to SEC from Grant Thornton LLP dated July 13, 2001 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 13, 2001 and incorporated herein by reference).


         21.1* List of subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference).

         *        Previously filed.

                                   APPENDIX A



                        Consolidated Financial Statements

                        Summit Life Corporation and Subsidiaries

                        Years ended December 31, 2001 and 2000
                        with Reports of Independent Auditors

                    Summit Life Corporation and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2001 and 2000




                                    Contents

Reports of Independent Certified Public Accountants..........................F-1

Consolidated Financial Statements:
   Consolidated Balance Sheets...............................................F-3
   Consolidated Statements of Operations.....................................F-5
   Consolidated Statement of Stockholders' Equity............................F-6
   Consolidated Statements of Cash Flows.....................................F-7
   Notes to Consolidated Financial Statements................................F-9

                Report of Independent Certified Public Accountant
                -------------------------------------------------


Board of Directors
Summit Life Corporation

I have audited the accompanying consolidated balance sheet of Summit Life Corporation and its Subsidiary, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Life Corporation and its Subsidiary, as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






GARY SKIBICKI
CERTIFIED PUBLIC ACCOUNTANT

Oklahoma City, Oklahoma
March 11, 2002





               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Summit Life Corporation

We have  audited  the  accompanying  consolidated  balance  sheet of Summit Life
Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Life Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 21, 2001


                    Summit Life Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


         ASSETS                                                  2001         2000
                                                              ----------   ----------
INVESTMENTS
    Debt and equity securities                                $2,903,470   $2,939,740
    Notes receivable                                             992,033      941,878
    Policy loans                                                 113,865       33,382
    Investments in limited partnerships                           30,800       57,300
                                                              ----------   ----------
                                                               4,040,168    3,972,300

CASH AND CASH EQUIVALENTS                                      1,661,410    1,436,338

RECEIVABLES
    Accrued investment income                                     54,993       41,984
    Other                                                         37,583        9,928
                                                              ----------   ----------
                                                                  92,576       51,912

PROPERTY AND EQUIPMENT - AT COST
    Building and improvements                                    129,419      129,419
    Furniture and equipment                                      119,198      116,570
    Automobiles                                                   22,015       22,015
                                                              ----------   ----------
                                                                 270,632      268,004
       Less accumulated depreciation                             130,870      102,638
                                                              ----------   ----------
                                                                 139,762      165,366
    Land                                                          56,000       56,000
                                                              ----------   ----------
                                                                 195,762      221,366

OTHER ASSETS
    Cost in excess of net assets of business acquired, less
       accumulated amortization of $15,000 in 2001 and
       $10,000 in 2000                                            35,000       40,000
    Deferred policy acquisition costs                            107,765       57,527
    Value  of  purchased  insurance  business,  less
       accumulated  amortization  of  $145,364 in 2001
       and $101,872 in 2000                                      355,966      321,851
    Deferred income taxes                                         37,240       37,241
    Public offering costs                                         56,653         --
    Other                                                         46,555       24,147
                                                              ----------   ----------
                                                                 639,179      480,766
                                                              ----------   ----------

                                                              $6,629,095   $6,162,682
                                                              ==========   ==========


        The accompanying notes are an integral part of these statements


                    Summit Life Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  December 31,


         LIABILITIES AND STOCKHOLDERS' EQUITY                       2001           2000
                                                                -----------    -----------
LIABILITIES
    Policy reserves and policyholder funds                      $ 5,364,682    $ 4,708,295
    Unpaid claims                                                    24,971        175,951
    accounts payable                                                 63,116         39,458
    accrued and other liabilities                                     8,233         15,424
    Notes payable                                                   111,206        248,254
                                                                -----------    -----------

                                                                  5,572,208      5,187,382

COMMITMENTS AND CONTINGENCIES                                          --             --

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value - authorized,                    5,000,000
       shares;  issued 2,267,605 shares                              22,676         22,676
    Common stock subscribed                                         422,200           --
    Series A cumulative  nonvoting  preferred  stock,$.001
       par value - authorized, issued, and outstanding,
       5,000 shares; stated at liquidation value                    500,000        500,000
    Series B noncumulative,  nonvoting, convertible
       preferred stock, $.001 par value - authorized,
       1,000,000   shares;  issued    350,000anding,
       shares;stated at liquidation value                           350,000        350,000
    Additional paid-in capital                                    2,923,596      2,923,596
    Common stock of parent held by subsidiary - 19,000
       shares                                                       (95,000)       (95,000)
    Series B convertible preferred stock subscribed                    --          650,000
    Accumulated other comprehensive income (loss)                    13,709        (19,882)
    Accumulated deficit                                          (3,080,294)    (2,706,090)
                                                                -----------    -----------
                                                                  1,056,887      1,625,300
       Less stock subscriptions receivable                             --          650,000
                                                                -----------    -----------
                                                                  1,056,887        975,300
                                                                -----------    -----------

                                                                $ 6,629,095    $ 6,162,682
                                                                ===========    ===========


        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                               2001           2000
                                                                           -----------    -----------
Revenues
    Insurance premiums and other considerations, net of reinsurance        $   359,533    $   152,624
    Investment income                                                          338,670        377,184
    Net realized gains (losses) on sale of available for sale securities        (7,792)        91,679
    Net losses on trading securities                                          (139,527)      (159,755)
    Other                                                                       58,730        109,025
                                                                           -----------    -----------
                                                                               609,614        570,757

Benefits, losses, and expenses
    Policy benefits                                                            142,413         96,397
    Increase in policy reserves                                                220,251        235,033
    Interest                                                                    13,658         22,838
    Taxes, licenses, and fees                                                   35,290         43,071
    Depreciation and amortization                                              101,312         93,431
    General, administrative, and other operating                               420,894        484,408
                                                                           -----------    -----------
                                                                               933,818        975,178
                                                                           -----------    -----------

                  Loss before income taxes                                    (324,204)      (404,421)

Provisions for income taxes                                                       --             --
                                                                           -----------    -----------

                  Net loss                                                    (324,204)      (404,421)

Preferred stock dividends                                                       50,000         50,000
                                                                           -----------    -----------

                  NET LOSS TO COMMON STOCKHOLDERS                          $  (374,204)   $  (454,421)
                                                                           ===========    ===========

Basic and diluted net loss per common share                                $      (.15)   $      (.20)
                                                                           ===========    ===========

Weighted average outstanding common shares, basic and diluted                2,419,037      2,248,605
                                                                           ===========    ===========


        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000



                                                                                     Series A cumulative      Series B convertible
                                                                Common stock           preferred stock          preferred stock
                                                           ----------------------  -------------------------   ---------------------
                                                             Shares        Par       Shares     Liquidation     Shares   Liquidation
                                                  Total      issued       value      issued        value        issued       value
                                               ----------  ----------  ----------  ----------   -----------   ----------  ----------
Balance at January 1, 2000                     $1,016,038   2,267,605  $   22,676       5,000   $   500,000         --    $     --

Sale of preferred stock                           350,000        --          --          --            --        350,000     350,000

Dividends on Series A preferred stock             (50,000)       --          --          --            --           --          --

Comprehensive loss
   Net loss                                      (404,421)       --          --          --            --           --          --
   Other comprehensive income
      Unrealized gain on investments, net          63,683
                                               ----------
              Comprehensive loss                 (340,738)
                                               ----------  ----------  ----------  ----------   -----------   ----------  ----------


Balance at December 31, 2000                      975,300   2,267,605      22,676       5,000       500,000      350,000     350,000

Common stock subscribed, not issued               422,200        --          --          --            --           --          --

Cancellation of preferred stock subscription         --          --          --          --            --           --          --

Dividends on Series A preferred stock             (50,000)       --          --          --            --           --          --

Comprehensive loss
   Net loss                                      (324,204)       --          --          --            --           --          --
   Other comprehensive income
      Unrealized gain on investments, net          33,591
                                               ----------
              Comprehensive loss                 (290,613)
                                               ----------  ----------  ----------  ----------   -----------   ----------  ----------


Balance at December 31, 2001                   $1,056,887   2,267,605  $   22,676       5,000   $   500,000     350,000   $  350,000
                                               ==========  ==========  ==========  ==========   ===========   ==========  ==========

        The accompanying notes are an integral part of these statements.




                    Summit Life Corporation and Subsidiaries

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                     Years ended December 31, 2001 and 2000



                                                             Common
                                                            stock of               Accumulated
                                               Additional    parent                   other                     Stock
                                                paid-in     held by      Stock    Comprehensive Accumulated  subscription
                                                capital    subsidiary  subscribed Income (loss)   deficit     receivable
                                               ----------  ----------  ----------  ----------   -----------   ----------


Balance at January 1, 2000                     $2,923,596  $  (95,000) $     --    $  (83,565)  $(2,251,669)  $     --

Sale of preferred stock                              --          --       650,000                               (650,000)

Dividends on Series A preferred stock                --          --          --          --         (50,000)        --

Comprehensive loss
   Net loss                                          --          --          --          --        (404,421)        --
   Other comprehensive income
      Unrealized gain on investments, net                                              63,683

              Comprehensive loss
                                               ----------  ----------  ----------  ----------   -----------   ----------


Balance at December 31, 2000                    2,923,596     (95,000)    650,000     (19,882)   (2,706,090)    (650,000)

Common stock subscribed, not issued                  --          --       422,200        --

Cancellation of preferred stock subscripti           --          --      (650,000)       --            --        650,000

Dividends on Series A preferred stock                --          --          --          --         (50,000)        --

Comprehensive loss
   Net loss                                          --          --          --          --        (324,204)        --
   Other comprehensive income
      Unrealized gain on investments, net                                              33,591

              Comprehensive loss
                                               ----------  ----------  ----------  ----------   -----------   ----------


Balance at December 31, 2001                   $2,923,596  $  (95,000) $  422,200  $   13,709   $(3,080,294)  $     --
                                               ==========  ==========  ==========  ==========   ===========   ==========


        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                               2001           2000
                                                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                                               $  (324,204)   $  (404,421)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                            75,133         86,627
       Deferral of policy acquisition costs                                                    (60,323)       (22,105)
       Amortization of deferred policy acquisition costs                                        26,179          6,804
       Interest credited to policyholder account balances                                      183,144        211,030
       Gain on sale of investment securities, other than trading                                  --          (91,679)
       Gain on sale of assets                                                                     --          (83,805)
       Other                                                                                   (23,608)        26,604
       (Increase) decrease in
           Trading securities                                                                 (139,527)      (113,643)
           Accrued investment income                                                           (13,009)        43,769
           Other receivables                                                                   (27,655)         4,808
           Other assets                                                                        (22,408)        (5,449)
       Increase (decrease) in
           Policy reserves                                                                     (81,491)         6,880
           Unpaid claims                                                                      (150,980)        68,951
           Accounts payable                                                                     23,658        (47,311)
           Accrued and other liabilities                                                        (7,191)       (13,289)
                                                                                           -----------    -----------

                  Net cash used in operating activities                                       (542,282)      (326,229)

Cash flows from investing activities
    Purchases of investment securities, other than trading                                    (897,584)    (3,728,505)
    Proceeds from disposition or maturities of investment securities, other than trading     1,231,025      5,808,035
    Net investment in limited partnerships                                                      26,500        (57,300)
    Issuance of notes receivable                                                              (250,000)      (517,000)
    Payments received on notes receivable                                                      199,845         49,297
    Increase (decrease) in policy loans                                                         80,483          4,565
    Purchase of property and equipment                                                          (2,628)        (2,100)
    Proceeds from sale of assets                                                                16,713          8,491
                                                                                           -----------    -----------

                     Net cash provided by investing activities                                 404,354      1,565,483

Cash flows from financing activities
    Deposits to policyholder account balances                                                  166,783        166,857
    Withdrawals from policyholder account balances                                            (415,675)    (1,012,443)
    Payments on notes payable                                                                 (475,395)      (213,965)
    Payments on advances from affiliates                                                          --          (11,138)
    Proceeds from issuance of notes payable                                                    338,347         20,000
    Proceeds from acquisition of business                                                      433,392           --
    Proceeds from sale of common and preferred stock                                           422,200        350,000
    Dividends paid on preferred stock                                                          (50,000)       (37,973)
    Public offering costs                                                                      (56,652)          --
                                                                                           -----------    -----------

                  Net cash provided by (used in) financing activities                          363,000       (738,662)
                                                                                           -----------    -----------

                  NET INCREASE IN CASH
                     AND CASH EQUIVALENTS                                                      225,072        500,592

Cash and cash equivalents at beginning of year                                               1,436,338        935,746
                                                                                           -----------    -----------

Cash and cash equivalents at end of year                                                   $ 1,661,410    $ 1,436,338
                                                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.


                    Summit Life Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,


                                                                      2001          2000
                                                                  -----------   -----------
Cash paid (received) during the year for:
-----------------------------------------

    Interest                                                      $    13,658   $    32,000
    Income taxes                                                  $      --     $      --


Noncash investing and financing activities:
-------------------------------------------

    Notes receivable acquired on sale of investment real estate   $      --     $    94,000







        The accompanying notes are an integral part of these statements.

                    Summit Life Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     1.   Basis of Consolidation and Nature of Operations
          -----------------------------------------------
Summit Life Corporation ("SLC") is an Oklahoma corporation chartered on April 12, 1994 that primarily markets life insurance and annuity policies through its wholly owned insurance subsidiary, Great Midwest Life Insurance Company ("GMLIC"), a Texas corporation acquired on January 13, 1999. The consolidated financial statements include the accounts of each of these corporations with inter-company transactions and balances eliminated.

SLC is a holding company and manages its operations as well as GMLIC's which primarily include marketing/servicing life insurance and annuity products in Texas and Oklahoma. GMLIC is required to maintain an investment portfolio to cover potential claims plus preserve a minimum $800,000 statutory capital and surplus and for management services paid SLC a fee of $95,379 in 2001.

     2.   Use of Estimates
          ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect financial statements and disclosures; accordingly, actual results could differ from those estimates.

     3.   Cash and Cash Equivalents
          -------------------------

Cash equivalents include time deposits and certificates of deposit with maturities when acquired of three months or less and money market funds.

The Company maintains its cash and cash equivalents in accounts which may not be federally insured. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on these accounts.

     4.   Investments
          -----------

The Company accounts for certain investments in debt and equity securities as follow:

     * Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     * Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


     * Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder equity as other comprehensive income (loss).

For individual securities classified as available-for-sale or held to maturity non temporary declines in specifically identified securities below cost or amortized cost result in write-downs included in operations. The specific identification method is followed for determining the cost of securities sold.

Notes receivable and policy loans are stated at the total of unpaid balances less estimated uncollectible amounts.

Investments in limited partnerships are accounted for on the equity method. Accordingly, the Company's share of the partnerships earnings or losses are included in the consolidated operating statement with corresponding adjustments made to the carrying amounts on the balance sheet.

Investments in real estate are carried at depreciated cost.

     5.   Property and Equipment
          ----------------------

Depreciation is allocated to assets over estimated economic lives using the straight-line method. Estimates of economic lives range from five to forty years.

Investment and operating assets are reviewed for impairment whenever events, circumstances or changes in market value indicate that the related carrying amount(s) may not be recoverable. Any required write-downs are based upon the current fair value of the asset.

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
(CONTINUED)

     6.   Cost in Excess of Net Assets of Business Acquired
          -------------------------------------------------

Cost in excess of net assets of business acquired is amortized over 10 years on a straight-line basis. In 1999 Great Midwest Life Insurance Company was purchased with a $50,000 commission being amortized at $5,000 per year. Management reviews acquisition, amortization and valuation amounts for impairment by evaluating future benefits of the net income earned to determine whether impairment has occurred.

     7.   Income Taxes
          ------------

SLC and its subsidiary file separate income tax returns, Forms 1120 and 1120L , respectively.

The Company recognizes current tax expense based on estimated taxes payable or refundable on current year tax returns.

Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred tax assets is based on provisions of enacted law and are reduced by the amount of any tax benefits that, based on available evidence may not be realized.

     8.   Deferred Policy Acquisition Costs
          ---------------------------------

Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts. The Company considers commissions and other costs such as underwriting and medical exam fees that are principally related to insurance contracts issued or renewed during the year as acquisition costs. Acquisition costs are capitalized and amortized to operating expenses in proportion to premium revenue recognized over the estimated lives of the policies. Deferred policy acquisition costs for investment products, mainly single premium deferred annuities, are amortized with interest in proportion to the value of expected gross profits as determined by estimated investment yields, mortality, surrender expenses and persistency experience over the lives of the policies. Deferred policy acquisition costs are examined periodically to insure that the unamortized balance does not exceed amounts expected to be recovered from future profits. Acquisition costs that vary in a constant relationship to premiums or insurance in force, are recurring in nature or incurred in level amounts from period to period are charged to expense in that period.

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
(CONTINUED)

     9.   Value of Purchased Insurance Business
          -------------------------------------

Value of purchased insurance business represents the actuarially determined present value of estimated net cash flows embedded in existing insurance contracts when acquired. The company estimates that insurance contracts have an average economic life of twenty years and purchased insurance contracts are amortized over that time period in proportion to the expected decline in net cash flows of that year. Interest is calculated on unamortized values at the annual rate of 6.5%. At December 31, 2001, approximately 13% of the unamortized value of purchased insurance business is expected to be amortized in each of the next five years, based on current conditions and assumptions as to future events on acquired policies in force.

A summary of the value of purchased insurance business for the years ended December 31:

                                                  2001         2000
                                                         ---------    ---------
     Balance, beginning of year                          $ 321,851    $ 370,758
     6.5% on Unamortized Balance                            20,920       24,099
     Amortization on Beginning Balance                     (62,649)     (73,006)
     Cost of Acquired Policies From
         Presidential Life Insurance Co.-2001               77,608         --
     Presidential Amortization (5 Months)                   (1,764)        --
                                                         ---------    ---------
     Balance, end of year                                $ 355,966    $ 321,851
                                                         ---------    ---------

     10.  Revenues, Policy Reserves and Policyholder Funds
          ------------------------------------------------

Premiums received on deferred annuities and annuities without life contingencies are recorded as liabilities (deposits) into policyholder account balances. The Company earns revenues from these contracts primarily from surrender charges and administrative fees. Premiums for life insurance products and annuities with life contingencies including annuities with life contingency settlement options are recognized when due.

Policyholder account balances include amounts received from policyholders plus interest credited less withdrawals and administrative fees deducted by the Company. The liabilities for future policy benefits for annuities with life contingencies are actuarially computed at the present value of future benefits which includes investment yields and mortality assumptions.

Policy reserves for life insurance contracts are computed based on mortality, morbidity, withdrawals, investment yields and prior company experience or other contingencies that could unfavorably increase reserves. Reserve interest assumptions range from 3.0% to 5.5%. Policy reserves for life insurance products are the same for financial and statutory reporting purposes. Life insurance benefit claims are charged to operating expenses in the period that the claims are incurred. All life insurance related benefits, claims, losses and expenses are reported net of reinsurance ceded.

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
(CONTINUED)

     11.  Earnings (Loss) Per Share Common
          --------------------------------

Earnings (loss) per common share is computed based upon net earnings (loss), after deduction of preferred stock dividends, divided by the weighted average number of common shares outstanding during each period. For both 2001 and 2000, Series B convertible preferred stock (see Note D) is antidilutive and therefore basic and diluted loss per common share are the same. Additionally, in 2001, $422,000 was received for common stock sold in the public offering that commenced in May 2001, but the shares for which have not been issued. It is reported as common stock subscribed.

     12.  Other Comprehensive Income (Loss)
          ---------------------------------

Accumulated other comprehensive income (loss) consists solely of net unrealized investment gains (losses).

Unrealized gain (loss) on investments consists of the following for the years ended December 31:

                                                             2001         2000
                                                         ----------------------
Beginning Other Comprehensive Income (Loss)              $ (19,882)   $ (83,565)
                                                         ----------------------
Unrealized Appreciation Of Securities                       33,591      155,362
         Less reclassification for gains included
         in net loss                                                    (91,679)
                                                         ----------------------
Change During the Year                                      33,591       63,683
                                                         ----------------------
Accumulated Other Comprehensive Income (Loss)            $  13,709    $ (19,882)
                                                         ----------------------

NOTE B - INVESTMENTS

Investments in securities are summarized as follows for December 31, 2001:

                                  COST/        GROSS         GROSS
                                AMORTIZED   UNREALIZED    UNREALIZED   ESTIMATED
TYPE OF INVESTMENT                COST         GAINS        LOSSES    FAIR VALUE
--------------------------------------------------------------------------------

Debt Securities -
     Held to Maturity         $  279,871   $   13,115   $     --      $  292,986
Debt Securities -
     Available For Sale
     US Treasury & Other
     US Govt. Agencies         2,018,884       17,682         --       2,036,566
Industrial and
     Miscellaneous               148,036         --         (3,973)      144,063
                              --------------------------------------------------
Total Debt Securities
     Available For Sale       $2,166,920   $   17,682   $   (3,973)   $2,180,629
                              ==================================================
Equity Securities -
     Available For Sale       $  292,451         --     $   (1,105)   $  291,346
Equity Securities -
     Other                    $   66,788         --           --      $   66,788


                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2001 AND 2000

NOTE B - INVESTMENTS (CONTINUED)

Investments in securities are summarized as follows for December 31, 2000:

                                       COST/          GROSS         GROSS
                                     AMORTIZED      UNREALIZED    UNREALIZED    ESTIMATED
TYPE OF INVESTMENT                     COST            GAINS        LOSSES      FAIR VALUE
------------------------------------------------------------------------------------------
Debt Securities -
     Held to Maturity
     U.S. Treasury & Other
     U.S. Govt. Agencies            $   177,788   $    14,312   $               $   192,100
     Mortgage-backed securities         150,287          --             (662)       149,625
                                    -------------------------------------------------------
                                    $   328,075   $    14,312    $      (662)   $   341,725
                                    =======================================================
Debt Securities -
     Available For Sale
     Mortgage-backed                $ 2,158,672   $    11,576    $   (12,657)   $ 2,157,591
     Industrial and Miscellaneous       281,732          --          (12,716)       269,016
                                    -------------------------------------------------------

                                    $ 2,440,404   $    11,576    $   (25,373)   $ 2,426,607
                                    =======================================================
Equity Securities -
     Available For Sale             $    15,000   $      --      $    (6,085)   $     8,915
                                    =======================================================
Equity Securities-
     Trading                                                                    $   113,643
                                                                                ===========
Equity Securities -
     Other                          $    62,500
                                    ===========


Equity Securities - Other - consists of First Alliance Corporation (FAC) common stock carried at cost, plus stock dividends received. Through December 30, 2000 this stock is restricted as to sale or transfer and FAC retained the right of first refusal to purchase the shares through December 30, 2001. From issuance through 2001, fair market value has not been readily determinable.

The amortized cost and estimated fair values of debt securities, by contractual maturity, at December 31, 2001, are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay indebtedness without prepayment penalties.

                            Held to Maturity         Available for Sale
                       --------------------------  -------------------------
                         Amortized     Estimated     Amortized    Estimated
                           Cost        Fair Value       Cost      Fair Value
                       -----------------------------------------------------
Due Six to Ten Years   $     --       $     --     $     --       $     --

Due after Ten Years       178,566        187,906         --             --

Mortgage Backed
Securities                101,305        105,080    2,018,884      2,036,566
                       -----------------------------------------------------

Total                  $  279,871     $  292,986   $2,018,884     $2,036,566
                       -----------------------------------------------------

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE B - INVESTMENTS (CONTINUED)

Proceeds from sales of available-for-sale securities were approximately $1,231,000 for 2001 and $3,609,000 for 2000. Gross gains of $4,310 for 2001 and
$146,958 for 2000 and gross losses of $0 for 2001 and $55,279 for 2000 were realized on those sales.

Net losses on trading securities totaled $139,527 for 2001 and $118,763 for 2000 and related to trading securities held at December 31 of each respective year.

For 2000, gross losses of $18,789 were included in net losses on trading securities as a result of transfers of securities from the available-for-sale category to the trading category.


                    Summit Life Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2001 AND 2000

NOTE B - INVESTMENTS (CONTINUED)

Notes receivable consist of the following at December 31:

                            Original      Pct                              2001           2000
Type of Loan     Date        Amount       Int     Term       Status       Balance        Balance
------------     ----       --------      ---     ----       ------       -------        -------
Secured
Real Estate    1/5/98       $240,000      8.00%   10 Yrs     Current      $167,870       $188,478

Secured
Real Estate    7/30/98        59,200      9.75%   10 Yrs     Current        38,495         46,322

Secured
Real Estate     4/29/00       47,000      6.50%   30 Yrs     Current        46,152         46,698

Secured
Real Estate     4/29/00       47,000      6.50%   30 Yrs     Current        46,152         46,698

Secured
Real Estate    11/10/00       42,000      7.00%   10 Yrs     Current        38,733         41,757

Secured
Real Estate     7/11/00      225,000      7.50%   18 Mos     Current       225,000        225,000

Secured
Real Estate     2/1/00       100,000      6.25%   10 Yrs     Current       100,000        100,000

Secured
Real Estate      1/5/98       50,000      8.00%   10 Yrs     Current        34,973         39,266

Unsecured
Individual     11/1/00        41,345      7.00%    4 Yrs     Current        32,065         41,345

Unsecured
Corporate       3/30/01       12,594      8.00%    1 Yr      Current        12,593         12,593

Unsecured
Corporate       12/5/01      100,000      5.75%    1 Yr      Current       100,000           --

Unsecured
Corporate       8/23/01      150,000      7.00%    1 Yr      Current       150,000        150,000
                             -------

Other                                                                         --            3,721
                                                                          =======================

                        $1,114,139                                         $992,033      $941,878
                        ==========                                        ========================

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE C - NOTE PAYABLE

Note payables consisted of the following at December 31:
                                                                2001       2000
                                                             -------------------
-Uncollateralized Loan From Shareholder                      $ 79,000   $   --
-Uncollateralized Loan From Corporation                        27,998       --
-Bank line of credit, interest payable quarterly
  (10.0% at December 31, 2000), due July 1, 2001;
  guaranteed by certain officers and directors                   --      130,000
-Note payable to corporation, interest payable at
  6%, due with annual principal installments of
  approximately $111,000 through June 1, 2001                    --      110,602
-Six and 95/100% note payable to bank, payable
  in $337 monthly installments through
  January 2003 collateralized by vehicle                        4,208      7,652
                                                             -------------------

                  Total Note Payables                        $111,206   $248,254
                                                             ===================

         NOTE D - STOCKHOLDERS EQUITY

On April 23, 1999, non-voting Series A Cumulative Preferred Stock was created with 5,000 shares issued and outstanding on December 31, 2001. The Series A Preferred Stock has liquidation priority ($100 per share plus dividend arrearages, if any) over common stock upon dissolution.

On September 29, 2000, Series B Convertible Preferred Stock was created. The Series B Preferred Stock is noncumulative, non voting and is convertible on a one-to-one basis into shares of common stock at the option of the holders after March 31, 2003. The Series B Preferred Stock is senior to common stock and junior to Series A Preferred Stock in dividend priority. At December 31, 2001 there were 350,000 shares of Series B Preferred outstanding and upon liquidation is ranked equivalent to Series A Preferred Stock as to per share liquidation value ($1.00 per share) and unpaid dividends.


         NOTE E - INCOME TAXES

The Company's net operating loss carryforwards for tax purposes which begin expiring in 2010 are as follows:


                               2001         2000
                            -----------------------
     SLC                    $1,834,653   $1,595,000
     GMLIC                      75,605      329,000
                            -----------------------
                            $1,910,258   $1,924,000
                            =======================

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE E - INCOME TAXES (CONTINUED)

SLC and GMLIC file separate tax returns, Form 1120 and Form 1120L respectively. In 2000 SLC reported a taxable loss while GMLIC incurred taxable income and the same will occur in 2001 which causes SLC's loss carryforward to increase and GMLIC's to decrease. The primary operating income of SLC is a management fee paid by GMLIC which requires prior approval from the Texas Insurance Department to increase which makes it uncertain that all of the $1,834,653 will be used.

The components of net deferred tax assets and changes in the related valuation allowance are as follows:

                                                            2001         2000
                                                         ----------------------
Deferred Tax Assets
  Net Operating Loss Carryforwards                       $ 288,600    $ 284,002
  Capital Loss Carryforward                                 63,650       63,501
  Policy Reserves and Policyholder Funds                     7,397       14,835
  Other                                                      1,167       18,170
  Valuation Allowance for Deferred Taxes                  (263,258)    (293,666)
                                                         ----------------------
                                                            97,556       86,842
                                                         ----------------------
Deferred Tax Liabilities
  Value of Purchased Insurance Business                    (54,445)     (43,772)
  Depreciation                                                (832)      (2,182)
  Other                                                     (5,039)      (3,647)
                                                         ----------------------
                                                           (60,316)     (49,601)
                                                         ----------------------

Net Deferred Tax Asset                                   $  37,240    $  37,241
                                                         ======================

Increase (Decrease) in Valuation Allowance               $ (30,408)   $  64,147
                                                         ======================

A reconciliation of income tax benefit at the statutory rate to the Company's effective rate at December 31 is as follows:

                                                         2001              2000
                                                         ----------------------
Expected Statutory Rate                                   34%               34%
Small Life Insurance Company Deduction (60%)             (20)               (20)
Net Effect Tax Loss Carryforwards                        (14)               (17)
Other                                                     --                  3
                                                         ----------------------
Effective Tax Rate                                         0%                0%
                                                         ======================

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE F - RELATED PARTY TRANSACTIONS

From time to time, the Company makes advances to and receives advances from affiliates, generally officers and stockholders. Such advances have no specified repayment terms but are generally short-term in nature.


NOTE G - COMMITMENTS AND CONTINGENCIES

Under its annuity contracts, the Company is committed to credit interest on policyholder account balances at guaranteed rates. During the first policy year, the guaranteed rates range up to 7.8%. After the first year, the lowest guaranteed rate is 3%.

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

Certain investments with carrying values of $279,871 and $277,979 were pledged to regulatory authorities in accordance with regulatory requirements at December 31, 2001 and 2000, respectively.

The Company leases certain equipment used in operations and storage space. Rent expense under these leases for 2001 and 2000 totaled $1,560 and $1,851, respectively and was paid on a month to month basis.

The Company is involved in various legal actions relating to its operation. Management believes that losses, if any, arising from such actions will not be material to the Company's consolidated financial statements.


NOTE H - STATUTORY CAPITAL AND SURPLUS

SLC's insurance company subsidiary prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the domiciliary state insurance department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE H - CAPITAL AND SURPLUS (CONTINUED)

change in the future. The NAIC has approved the Codification of Statutory Accounting Practices effective on January 1, 2001. The Company has determined that the primary effect of Codification is that goodwill can now be recorded as an admitted asset on its subsidiary's statutory financial statements.

GMLIC is required to maintain statutory capital and surplus of at least $800,000. GMLIC's statutory capital and surplus, as reported at December 31, 2001, was $853,192. Failure to meet the capital requirements could expose GMLIC to regulatory actions that may include restrictions on operations and growth, among other things. GMLIC cannot declare dividends which exceed the greater of 10% of statutory capital and surplus or the gain from operations of the preceding 12 months without the prior consent of the Texas Commissioner of Insurance. The maximum dividend which may be paid in 2002 without prior consent is $53,192.

As a part of the regulatory process, SLC requested a review by the Securities and Exchange Commission (the "SEC") of its accounting treatment of the sale and repurchase of real estate subject to an operating lease. After review, the SEC advised SLC that, although SLC's proposed accounting treatment was consistent with the literal application of applicable accounting principles, the SEC requested that SLC restate certain items relating to the transactions. This reversed income reported on the sale of real estate subject to an operating lease of $186,000 previously reported in the second quarter of 2001.

The transactions also affect the statutory financial statements prepared by the subsidiary company and GMLIC will request a review and approval of its accounting treatment by the Texas Department of Insurance. GMLIC believes its presentation complies with statutory rules and regulations as outlined in the NAIC's Accounting Practices and Procedures Manual and adopted by the Texas Department of Insurance.

If the Texas Department of Insurance requests that GMLIC restate all or part of the tranactions, in such event, GMLIC may fail to meet the minimum capital and surplus required by Texas statutes. The Company has the option of requesting approval of the Commissioner to increase the valuation of the property based on independent appraisals and/or contributing additional funds as surplus to the subsidiary to comply with the statutes.

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

                    Summit Life Corporation and Subsidiaries

                           DECEMBER 31, 2001 AND 2000

NOTE J - REINSURANCE

The Company reinsures that portion of insurance risk which is in excess of its retention limits, generally under yearly renewable term contracts. Retention limits range up to $5,000 on life policies. Reinsurance premiums are recognized as a reduction of insurance premiums and other considerations over the policy term and totaled $47,000 for 2001 and $37,000 for 2000.

Reinsurance does not discharge or diminish the primary liability of the Company on the risks reinsured; however, it does serve to limit the Company's maximum loss on risks. The Company would be liable for the reinsurance risks ceded to other companies in the event that reinsurers were unable to meet their obligations.

At December 31, 2001, reinsurance recoverables on policy claims were $25,000 and was received January 2002. No recoverable was due the Company at December 31, 2000.

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

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2001 and 2000, respectively. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

Except as identified, all of the Company's financial instruments are held for purposes other than trading. The fair values of debt and equity securities are estimated based on quoted market prices for those or similar investments. The carrying value of certain notes receivable and policy loans approximate fair


                    Summit Life Corporation and Subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2001 AND 2000

value due to nominal interest rate changes subsequent to issuance. The carrying amounts of cash, cash equivalents, short-term investments, and receivables approximate fair values because of the short maturity of those assets. Net cash surrender value is used in determining the fair value of investment contracts.
Estimated fair value of notes payable is the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                   2001                      2000
                                          CARRYING      FAIR        CARRYING      FAIR
                                           AMOUNT       VALUE        AMOUNT       VALUE
FINANCIAL ASSETS                         ----------   ----------   ----------   ----------
Debt Securities - Held to Maturity       $  279,871   $  279,871   $  328,075   $  341,725
Debt Securities - Available For Sale      2,180,629    2,180,629    2,426,607    2,426,607
Equity Securities - Available For Sale      291,248      291,248        8,915        8,915
Equity Securities - Trading                  84,934       84,934      113,643      113,643
Equity Securities - Other                    66,788            *       62,500            *
Notes Receivable                            992,033      937,389      941,878      887,308
Policy Loans                                113,865      113,865       33,382       33,382
Cash And Cash Equivalents                 1,661,410    1,661,410    1,436,338    1,436,388
Receivables                                  92,576       92,576       51,912       51,912

FINANCIAL LIABILITIES
Policy Holder Account
Balances - Investment Contracts          $4,063,756   $3,933,403   $4,256,203   $4,101,159
Notes Payable                               111,206      111,206      248,254      248,254


     * Market prices for First Alliance Corporation are not quoted on public exchanges. See Note B - Investments.


NOTE M - BUSINESS ACQUISITIONS

In August  2001 the  Company  acquired  100% of the life  insurance  business of
Presidential  Life  Insurance  Company  in  Dallas,   Texas.  The  cost  of  the
acquisition was approximately $78,000 paid in cash.