Form 10QSB
period 2002-03-31
SUMMIT LIFE CORP
filed 2002-05-14
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________.



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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 14, 2002 was 2,248,605, and 423,200 shares of common stock were subscribed and unissued but deemed to be issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                                  Yes            No  X
                                                       ---          ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2002 (unaudited) and
         December 31, 2001 .................................................   3

         Consolidated Statements of Operation - Three months ended
         March 31, 2002 and 2001 (unaudited) ...............................   5

         Consolidated Statement of Stockholders' Equity - Three months ended
         March 31, 2002 (unaudited) ........................................   6

         Condensed Consolidated Statement of Cash Flows - Three months ended
         March 31, 2002 and 2001 (unaudited) ...............................   7

         Notes to Consolidated Financial Statements ........................   8

   Item 2. Management's Discussion and Analysis or Plan of Operation .......   9

PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K ................................  11

   Signatures ..............................................................  12

                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                      March 31,     December 31,
                                                          2002            2001
                                                     -----------    ------------
                                                     (Unaudited)
INVESTMENTS
      Debt securities-held to maturity               $   328,782    $   279,871
      Debt securities-available for sale               1,849,551      2,180,629
      Equity securities-trading                           87,796         84,934
      Equity securities-available for sale               329,052        291,248
      Equity securities-other                             66,788         66,788
      Mortgages                                          686,772        697,374
      Notes receivable                                   493,855        294,659
      Short-term investments                                   0              0
      Policy loans                                       108,993        113,865
      Limited partnerships                                32,404         30,800

                                                     -----------    -----------
                                                       3,983,993      4,040,168

CASH AND CASH EQUIVALENTS                              1,748,898      1,661,410

RECEIVABLES
      Accrued investment income                           30,709         54,993
      Other                                               36,470         37,583
                                                     -----------    -----------
                                                          67,179         92,576

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                          129,419        129,419
      Furniture and equipment                            120,848        119,198
      Automobiles                                         22,015         22,015
                                                     -----------    -----------
                                                         272,282        270,632
             Less accumulated depreciation              (135,561)      (130,870)
                                                     -----------    -----------
                                                         136,721        139,762
      Land                                                56,000         56,000
                                                     -----------    -----------
                                                         192,721        195,762
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization      33,750         35,000
      Deferred policy acquisition costs                  125,059        107,765
      Value of purchased insurance business              340,201        355,966
      Deferred income taxes                               37,240         37,240
      Other                                              114,117        103,208
                                                     -----------    -----------
                                                         650,367        639,179
                                                     -----------    -----------

                                                     $ 6,643,158    $ 6,629,095
                                                     ===========    ===========

     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,     December 31,
                                                                     2002            2001
                                                                ------------    ------------
                                                                 (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                    $  5,378,539    $  5,364,682
      Unpaid claims                                                   16,000          24,971
      Accounts payable                                                74,670          63,116
      Accrued liabilities                                              8,636           8,233
      Notes payable                                                  117,665         111,206
      Other liabilities                                                    0               0
                                                                ------------    ------------
                                                                   5,595,510       5,572,208


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                    22,676          22,676
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                      500,000         500,000
      Preferred stock, series B, $1.00 par value                     350,000         350,000
      Common stock subscribed                                        423,200         422,200
      Additional paid-in capital                                   2,923,596       2,923,596
      Common stock of parent held by subsidiary                      (95,000)        (95,000)
      Accumulated other comprehensive income (loss)
      Unrealized appreciation (depreciation) of available for         13,304          13,709
              sale securities
      Accumulated deficit                                         (3,090,128)     (3,080,294)

                                                                ------------    ------------
                                                                   1,047,648       1,056,887

                                                                ------------    ------------
                                                                $  6,643,158    $  6,629,095
                                                                ============    ============


     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 30,
                                                                          --------------------------
                                                                              2002           2001
                                                                          -----------    -----------
Revenues
      Insurance premiums                                                  $    58,571    $    43,815
      Reinsurance premium ceded                                                15,169        (11,797)
                                                                          -----------    -----------
           Net premium income                                                  73,740         32,018
      Investment activity
           Investment income                                                   67,399         80,098
           Net realized losses on sale of available for sale securities          --           (7,347)
           Net gains (losses) on trading securities                            14,063        (56,431)

      Other                                                                    18,685          8,984
                                                                          -----------    -----------
                                                                              173,887         57,322
Benefits, losses and expenses
      Policy benefits                                                          54,422         35,689
      Change in policy reserves                                                17,870         38,923
      Interest expense                                                             74          4,826
      Taxes, licenses and fees                                                  5,581          6,768
      Depreciation and amortization                                            23,697         28,957
      General, administrative and other operating expenses                     82,077         93,100
                                                                          -----------    -----------
                                                                              183,721        208,263
                                                                          -----------    -----------
            Earnings (Loss)
              before income taxes                                              (9,834)      (150,941)

Provision for income taxes                                                       --             --
                                                                          -----------    -----------

                       NET EARNINGS (LOSS)                                $    (9,834)   $  (150,941)

Preferred Stock Dividend Requirement                                           12,500         12,500
                                                                          -----------    -----------

            NET EARNINGS (LOSS) APPLICABLE
            TO COMMON SHARES                                              $   (22,334)   $  (163,441)
                                                                          ===========    ===========
Earnings (Loss) per common share -
               Basic and diluted                                          $     (0.01)   $     (0.07)
                                                                          ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                                     2,670,861      2,248,605
                                                                          ===========    ===========


     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Three Months Ending March 31, 2002
                                   (Unaudited)



                                                                             Series A cumulative         Series B convertible
                                                     Common stock               preferred stock             preferred stock
                                               -------------------------   -------------------------   -------------------------
                                                 Shares          Par        Shares       Liquidation     Shares      Liquidation
                                   Total         issued         value       issued          value        issued         value
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2002       $ 1,056,887     2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000

Common stock subscribed,
  not issued                           1,000          --            --            --            --            --            --

Dividends on Series A
  preferred stock                       --            --            --            --            --            --            --


Comprehensive Income
   Net Income (loss)                   (9834)         --            --            --            --            --            --
   Other comprehensive income
     (loss)
      Unrealized gain on
        investments, net                (405)
                                 -----------
      Comprehensive Income
        (loss)                       (10,239)
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2002        $ 1,047,648     2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========



     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY CONTINUED

                       Three Months Ending March 31, 2002
                                   (Unaudited)






                                                 Common
                                                stock of                   Accumulated
                                  Additional     parent                       other
                                   paid-in      held by        Stock      comprehensive  Accumulated
                                   capital     subsidiary    subscribed   income (loss)    deficit
                                 -----------   -----------   -----------   -----------   -----------

Balance at January 1, 2002       $ 2,923,596       (95,000)  $   422,200   $    13,709   $(3,080,294)

Common stock subscribed,
  not issued                            --            --           1,000          --            --

Dividends on Series A
  preferred stock                       --            --            --            --            --


Comprehensive Income
   Net Income (loss)                    --            --            --            --           (9834)
   Other comprehensive income
     (loss)
      Unrealized gain on
        investments, net                                                          (405)

      Comprehensive Income
        (loss)
                                 -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2002        $ 2,923,596   $   (95,000)  $   423,200   $    13,304   $(3,090,128)
                                 ===========   ===========   ===========   ===========   ===========

     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $    46,431    $  (345,268)

Net cash provided by (used in) investing activities             52,415        173,838

Net cash provided by (used in) financing activities            (11,358)       186,126

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                  87,488         14,696

Cash and cash equivalents at the beginning of the period     1,661,410      1,436,338
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,748,898    $ 1,451,034
                                                           ===========    ===========



     The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     This Report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the
Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2001 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

     The Company's primary focus is its life insurance operations.

Results of Operations

 Three Months Ended March 31, 2002 Compared to Three Months ended March 31, 2001

     Revenue. Total revenues increased 203% from $57,322 to $173,887 for the three months ended March 31, 2001 and March 31, 2002, respectively. Revenues attributable to life insurance increased 130% from $32,018 to $73,740 for the three months ended March 31, 2002, compared to the same period ended March 31, 2001. The increase was due primarily to implementation of the Company's marketing and sales programs and the acquisition of Presidential that was completed in August 2001.

     Investment income decreased from $80,098 for the three months ended March 31, 2001 to $67,399 for the three months ended March 31, 2002, primarily as a result of interest rate decreases implemented by the Federal Reserve during 2001 which reduced rates by approximately 4.5%.

     Net gains on trading securities of $14,063 were reported for the first quarter of 2002, compared to net losses on trading securities of $56,431 for March 31, 2001, an improvement of $70,494. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

     Other income increased 107% from $8,984 for the three months ended March 31, 2001 to $18,685 for the three months ended March 31, 2002, due to the recognition of additional revenues from administrative contracts and other sources.

     Costs and Expenses. Total expenses decreased 12% from $208,263 to $183,721 for the three months ended March 31, 2001 and 2002, respectively. Such decrease was primarily attributable to outsourcing of certain functions as well as reduced depreciation and amortization expenses. Management continued its cost containment program in other areas as well.

     Policy benefits increased from $35,689 to $54,422 for the comparable periods, due in part to the Presidential acquisition, which doubled in-force life insurance business. Policy reserves decreased $21,053 for the comparable periods. Interest expense decreased from $4,826 to $74 for the comparable periods due to continuing reduction of Company debt. Depreciation and amortization decreased from $28,957 to $23,697 for the three months ended March 31, 2001 and 2002, respectively, as the Company continued to amortize the block of business associated with the acquisition of Great Midwest Life Insurance Company. General expenses decreased 12% from $93,100 to $82,077 as a result of management's cost containment programs. Such decrease was offset in part by certain promotional expenses designed to encourage agents to produce new business for the Company.

     Losses. The Company reported a net loss for the three months ended March 31, 2002 of $9,834, compared to a net loss for the three months ended March 31, 2001 of $150,941, an improvement of $141,107, or 93%. The Company has continued its cost containment programs, recognizing expense reductions of approximately $350,000 since 1999. The Company expects its marketing programs will continue to build revenues and will complement any acquisitions which the Company may be able to complete.

     The Company reported a net loss per share of $0.01 per share for the three months ended March 31, 2002, compared to a net loss of $0.07 per share for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Total assets remained fairly flat for the three months ended March 31, 2002, showing only a slight increase over year end numbers. Total liabilities (primarily insurance reserves for the future policy holder benefits) also remained flat, increasing t $5,595,510 at March 31, 2002 compared to $5,572,208 at December 31, 2001.

     Total stockholders' equity was $1,047,648 at March 31, 2002, compared to $1,056,887 at December 31, 2001, reflecting the small operating loss sustained during the first quarter, an increase of 21%. The increase was attributable to an offering of the Company's common stock which was offset by operating losses during 2001.

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

     The Company currently funds most of its activity directly from cash flow from operations and cash flow from financing activities, which includes deposits to policyholders' account balances. The Company's liquidity position showed improvement from the previous comparable quarter, with a 495% net increase in cash and cash equivalents.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's acquisition and marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

     The Company believes that cash from continuing operations should be sufficient to fund its operations and to make the annual 10% dividend on the Series A Preferred Stock for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits: none.


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


                                           SUMMIT LIFE CORPORATION
                                           an Oklahoma corporation



Date:  May 14, 2002                         /s/Charles L. Smith
                                           ----------------------
                                           Charles L. Smith
                                           President and Chief Operating Officer



Date:  May 14, 2002                         /s/Quinton L. Hiebert
                                           ----------------------
                                           Quinton L. Hiebert
                                           Chief Accounting Officer