Form 10QSB
period 2002-06-30
SUMMIT LIFE CORP
filed 2002-08-13
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________.
_


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


The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 14, 2002 was 2,691,305.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 2002 (unaudited) and
     December 31, 2001........................................................ 3

     Consolidated Statements of Operation - Three months and six months ended
     June 30, 2002 and 2001 (unaudited)....................................... 5

     Consolidated Statement of Stockholders' Equity - Six months ended
     June 30, 2002 (unaudited)................................................ 6

     Condensed Consolidated Statement of Cash Flows - Six months ended
     June 30, 2002 and 2001 (unaudited)....................................... 7

     Notes to Consolidated Financial Statements............................... 8

  Item 2. Management's Discussion and Analysis or Plan of Operation........... 9

PART II. OTHER INFORMATION

  Item 2. Changes in Securities...............................................12

  Item 4. Submission of Matters to a Vote of Security Holders.................12

  Item 6. Exhibits and Reports on Form 8-K....................................12

  Signatures..................................................................14


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                         June 30, 2002      December 31, 2001
                                                       -----------------    -----------------
                                                          (Unaudited)

INVESTMENTS
      Debt securities-held to maturity                 $         428,287    $         279,871
      Debt securities-available for sale                       1,669,765            2,180,629
      Equity securities-trading                                   85,949               84,934
      Equity securities-available for sale                       341,181              291,248
      Equity securities-other                                     66,788               66,788
      Mortgages                                                  675,495              697,374
      Notes receivable                                           652,142              294,659
      Short-term investments                                        --                   --
      Policy loans                                               110,687              113,865
      Investment in limited                                       32,404               30,800
      partnerships

                                                       -----------------    -----------------
                                                               4,062,698            4,040,168

CASH AND CASH EQUIVALENTS                                      1,972,288            1,661,410

RECEIVABLES
      Accrued investment income                                   41,266               54,993
      Other                                                       18,310               37,583
                                                       -----------------    -----------------
                                                                  59,576               92,576

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                  129,419              129,419
      Furniture and equipment                                    120,848              119,198
      Automobiles                                                 22,015               22,015
                                                       -----------------    -----------------
                                                                 272,282              270,632
             Less accumulated depreciation                      (140,254)            (130,870)
                                                       -----------------    -----------------
                                                                 132,028              139,762
      Land                                                        56,000               56,000
                                                       -----------------    -----------------
                                                                 188,028              195,762
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization              32,500               35,000
      Deferred policy acquisition costs                          132,015              107,765
      Value of purchased insurance business                      324,436              355,966
      Deferred income taxes                                       37,241               37,240
      Other                                                       57,465              103,208
                                                       -----------------    -----------------
                                                                 583,657              639,179
                                                       -----------------    -----------------

                                                       $       6,866,247    $       6,629,095
                                                       =================    =================

     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,      December 31,
                                                                         2002            2001
                                                                    ------------    ------------
                                                                     (Unaudited)

LIABILITIES
      Policy reserves and policyholder funds                        $  5,396,003    $  5,364,682
      Unpaid claims                                                        9,650          24,971
      Accounts payable                                                    15,432          63,116
      Accrued liabilities                                                  8,363           8,233
      Notes payable                                                      200,835         111,206
      Other liabilities                                                     --              --
                                                                    ------------    ------------
                                                                       5,630,283       5,572,208


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                        26,913          22,676
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                          500,000         500,000
      Preferred stock, series B, $1.00 par value                         350,000         350,000
      Additional paid-in capital                                       3,286,507       2,923,596
      Common stock of parent held by subsidiary                             --           (95,000)
      Common stock subscribed                                               --           422,200
      Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation) of available         30,166          13,709
              for sale securities
      Accumulated deficit                                             (2,957,622)     (3,080,294)

                                                                    ------------    ------------
                                                                       1,235,964       1,056,887

                                                                    ------------    ------------
                                                                    $  6,866,247    $  6,629,095
                                                                    ============    ============







     The accompanying notes are an integral part of these interim financial statements



                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                      June 30,
                                                                    --------------------------    --------------------------
                                                                        2002           2001           2002           2001
                                                                    -----------    -----------    -----------    -----------

Revenues
   Insurance premiums                                               $    65,833    $   177,170    $   124,404    $   220,985
   Reinsurance premium ceded                                            (14,981)        (6,923)           188        (18,720)
                                                                    -----------    -----------    -----------    -----------
      Net premium income                                                 50,852        170,247        124,592        202,265

   Investment activity
      Investment income                                                 282,980         90,191        350,379        170,289
      Net realized gains on sale of available for sale securities          --              517           --           (6,830)
      Net gain (loss) on trading securities                              13,611        (17,431)        30,174        (73,862)
   Other                                                                 12,524          9,522         31,209         18,506
                                                                    -----------    -----------    -----------    -----------
                                                                        359,967        253,046        536,354        310,368
Benefits, losses and expenses
   Policy benefits                                                       53,050         22,211        107,472         57,900
   Change in policy reserves                                             45,161        189,697         63,031        228,620
   Interest expense                                                          77          5,375            151         10,201
   Taxes, licenses and fees                                               3,199          3,600          8,780         10,368
   Depreciation and amortization                                         24,034         28,528         47,731         57,485
   General, administrative and other operating expenses                  79,440        130,069        161,517        223,169
                                                                    -----------    -----------    -----------    -----------
                                                                        204,961        379,480        388,682        587,743
                                                                    -----------    -----------    -----------    -----------
         Earnings (Loss)
           before income taxes                                          155,006       (126,434)       147,672       (277,375)
Income tax provision                                                       --             --             --             --
                                                                    -----------    -----------    -----------    -----------

              NET EARNINGS (LOSS)                                   $   155,006    $  (126,434)   $   147,672    $  (277,375)

Preferred Stock Dividend Requirement                                     12,500         12,500         25,000         25,000
                                                                    -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE TO COMMON
             SHARES                                                 $   142,506    $  (138,934)   $   122,672    $  (302,375)
                                                                    ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
               Basic and diluted
                                                                    $      0.05    $     (0.06)   $      0.05    $     (0.13)
                                                                    ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                               2,672,305      2,259,605      2,671,827      2,254,105
                                                                    ===========    ===========    ===========    ===========



     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2002
                                   (Unaudited)



                                                 Common Stock              Preferred Stock "A"        Preferred Stock "B"
                                            -------------------------   -------------------------   -------------------------


                                                                           Shares       Liquid-       Shares        Liquid-
                                               Shares        Par            Out-         ation         Out-          ation
                              Total            Issued       Value         standing       Value       standing        Value
                             -----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2002   $ 1,056,887      2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000

Common stock subscribed            1,500           --            --            --            --            --            --

Dividends on preferred
stock                            (25,000)          --            --            --            --            --            --

Close of public offering
less expense of $56,652          (56,552)       423,700         4,237          --            --            --            --


Sale of stock held by
subsidiary                        95,000           --            --            --            --            --            --

Comprehensive income
   Net income (loss)             147,672           --            --            --            --            --            --


  Other comprehensive inc
(loss)
  Unrealized gain on
investments                       16,457           --            --            --            --            --            --

Comprehensive inc
(loss)                           164,129           --            --            --            --            --            --
                             -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2002     $ 1,235,964      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000
                             ===========    ===========   ===========   ===========   ===========   ===========   ===========




     The accompanying notes are an integral part of these interim financial statements




                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2002
                                   (Unaudited)





                                              Common      Accumulated
                                             Stock of        Other
                              Additional    Parent Held  Comprehensive    Common
                               Paid-in          by          Income         stock      Accumulated
                               Capital      Subsidiary      (Loss)       subscribed     Deficit
                             -----------    -----------   -----------   -----------   -----------

Balance at January 1, 2002   $ 2,923,596    $   (95,000)  $    13,709   $   422,200   $(3,080,294)

Common stock subscribed             --             --            --           1,500          --

Dividends on preferred
stock                               --             --            --            --         (25,000)

Close of public offering
less expense of $56,652          362,911           --            --        (423,700)         --


Sale of stock held by
subsidiary                          --           95,000          --            --            --

Comprehensive income
   Net income (loss)                --             --            --            --         147,672


  Other comprehensive inc
(loss)
  Unrealized gain on
investments                         --             --          16,457          --            --

Comprehensive inc
(loss)                              --             --            --            --            --
                             -----------    -----------   -----------   -----------   -----------

Balance at June 30, 2002     $ 3,286,507           --     $    30,166   $      --     $(2,957,622)
                             ===========    ===========   ===========   ===========   ===========


     The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                           -------------------------
                                                               2002          2001
                                                           -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $   187,388   $   (70,722)

Net cash provided by (used in) investing activities             85,047        (5,359)

Net cash provided by (used in) financing activities             38,443       174,823
                                                           -----------   -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                 310,878        98,742

Cash and cash equivalents at the beginning of the period     1,661,410     1,436,338
                                                           -----------   -----------

Cash and cash equivalents at the end of the period         $ 1,972,288   $ 1,535,080
                                                           ===========   ===========











     The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2001.

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

Results of Operations

         Three Months Ended June 30, 2002 Compared to Three Months ended June 30, 2001

         Revenue. Total revenues increased 42% from $253,046 to $359,967 for the three months ended June 30, 2001 and June 30, 2002, respectively. The increase was primarily the result of the acquisition of business from Presidential Life Insurance Company of Dallas, Texas ("Presidential") that was completed in August 2001, as well as the sale of a communications tower lease for $211,000 in June 2002. Revenues attributable to life insurance decreased 70% from $170,247 to $50,852 for the three months ended June 30, 2002, compared to the same period ended June 30, 2001. The decrease was due primarily to the sale of a sizeable contract during June 2001. Excluding that contract, revenues attributable to life insurance increased 51% for the comparable periods.

         Investment income increased 213% from $90,191 for the three months ended June 30, 2001 to $282,980 for the three months ended June 30, 2002, primarily as a result of the sale of a communications tower lease for $211,000.

         Net gains on trading securities of $13,611 were reported for the three months ended June 30, 2002 compared to net losses on trading securities of $17,431 for the three months ended June 30, 2001. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income increased from $9,522 for the three months ended June 30, 2001 to $12,524 for the three months ended June 30, 2002. Other income results from administration contracts whereby the Company administers blocks of business for third parties and the Company also generates commission income from ceded reinsurance.

         Costs and Expenses. Total expenses decreased 46% from $379,480 to $204,961 for the three months ended June 30, 2001 and 2002, respectively. A sizable contract written in the second quarter of 2001 resulted in substantial increases in reserves while the second quarter of 2002 reflected normal reserve increases. As a result, the size of the reserve increase dropped substantially for the second quarter of 2002 as compared to the same period of 2001.

         Policy benefits increased from $22,211 to $53,050 for the comparable periods, due in part to the acquisition of business from Presidential, which doubled in-force life insurance business. Policy reserves decreased $144,536 for the comparable periods. Interest expense decreased from $5,375 to $77 for the comparable periods due to the reduction of Company debt. Depreciation and amortization decreased from $28,528 to $24,034 for the three months ended June 30, 2001 and 2002, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses decreased 39% from $130,069 to $79,440 for the comparable periods as a result of management cost containment programs.

         Income/Loss. The Company reported a net gain for the three months ended June 30, 2002 of $155,006, compared to a net loss for the three months ended
June 30, 2001 of $126,434. The increase was primarily due to the sale of a communications tower lease for $211,000 and the acquisition of business from Presidential. The Company also continued to increase revenues from life insurance and reduce trading losses and operating costs significantly during the quarter.

         The Company reported net income per share of $0.05 per share for the three months ended June 30, 2002, compared to a net loss of $0.06 per share for the three months ended June 30, 2001.

         Six Months  Ended June 30, 2002  Compared to Six Months  ended June 30,
2001

         Revenue. Total revenues increased 72% from $310,368 to $536,354 for the six months ended June 30, 2001 and June 30, 2002, respectively. The increase was primarily the result of the acquisition of business from Presidential Life Insurance Company of Dallas, Texas ("Presidential") that was completed in August 2001, as well as the sale of a communications tower lease for $211,000 in June 2002. Revenues attributable to life insurance decreased 39% from $202,265 to $124,592 for the six months ended June 30, 2002, compared to the same period ended June 30, 2001. The decrease was due primarily to the sale of a sizeable contract during June 2001. Excluding that sale, revenues attributable to life insurance increased 89% for the comparable periods.

         Investment income increased 105% from $170,289 for the six months ended June 30, 2001 to $350,379 for the six months ended June 30, 2002, primarily as a result of the sale of a communications tower lease for $211,000.

         Net gains on trading securities of $30,174 were reported for the period ended June 30, 2002 compared to losses on trading securities of $73,862 for the period ended June 30, 2001. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income increased 68% from $18,506 for the six months ended June 30, 2001 to $31,209 for the six months ended June 30, 2002. Other income results from administration contracts whereby the Company administers blocks of business for third parties and the Company also generates commission income from ceded reinsurance.

         Costs and Expenses. Total expenses decreased 34% from $587,743 to $388,682 for the six months ended June 30, 2001 and 2002, respectively. A sizable contract written in the second quarter of 2001 resulted in substantial increases in reserves while the second quarter of 2002 reflected normal reserve increases. As a result, the size of the reserve increase dropped substantially for the second quarter of 2002 as compared to the same period of 2001.

         Policy benefits increased from $57,900 to $107,472 for the comparable periods, due in part to the acquisition of business from Presidential, which doubled in-force life insurance business.. Policy reserves decreased $165,589 for the comparable periods. Interest expense decreased from $10,201 to $151 for the comparable periods due to the reduction of Company debt. Depreciation and amortization decreased from $57,485 to $47,731 for the six months ended June 30, 2001 and 2002, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses decreased 28% from $223,169 to $161,517 for the comparable periods as a result of management cost containment programs.

         Net Gain/Loss. The Company reported a net gain for the six months ended June 30, 2002 of $147,672, compared to a net loss for the six months ended June 30, 2001 of $277,375. The increase was primarily due to the sale of a communications tower lease for $211,000 and the acquisition of business from Presidential. The Company continued to increase revenues from life insurance and reduce trading losses and operating costs significantly during the period.

         The Company reported a net gain per share of $0.05 per share for the six months ended June 30, 2002, compared to a net loss of $0.13 per share for the six months ended June 30, 2001.

Liquidity and Capital Resources

         Total assets were $6,866,247 at June 30, 2002, compared to $6,349,059 at June 30, 2001, an increase of 8%. The increase was due to the public offering commenced by the Company in May 2001 and completed during the first quarter of 2002 and to the acquisition of business from Presidential.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,630,283 at June 30, 2002, compared to $5,257,232 at June 30, 2001, an increase of 7%. The increase was due primarily to acquisition of business from Presidential.

         Total stockholders' equity was $1,235,964 at June 30, 2002, compared to $1,091,827 at June 30, 2001, an increase of 13%. The increase was attributable to the public offering of the Company's stock mentioned above.

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

         The Company currently funds most of its activity directly from cash flow from operations and cash flow from activities, which includes deposits to policyholders' account balances. The Company's liquidity position showed improvement from the previous comparable quarter, with a 28% net increase in cash and cash equivalents. However, this liquidity was provided substantially from two nonrecurring transactions: the sale of a communications tower lease for $211,000 in June 2002 and the sale in June 2002 of 19,000 shares of the Company's common stock for $95,000.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's acquisition and marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and the annual 10% dividend on the Series A Preferred Stock for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes. The Company's ability to fund its operations will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

Item 2.  Changes in Securities

         On June 30, 2002, the Company's subsidiary sold 19,000 shares of the Company's common stock, which were owned by the subsidiary, to an unaffiliated third party for a purchase price of $95,000. No sales commissions were paid in connection with the sale of the common stock and the securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The proceeds will be used for general working capital purposes.

Item 4.  Submission of Matters to Vote of Security Holders

         The Company held its annual stockholders' meeting on June 13, 2002. Two proposals were voted on by the Company's stockholders: 1) election of directors, and 2) ratification of the appointment of Gary Skibicki, CPA, PC, as independent auditor. All proposals were approved by a majority of the votes cast at the meeting as follows:

(a)      Two directors were elected to serve a three-year term.

         Charles L. Smith and Thomas D. Sanders were each elected as a Class 1 director for a term expiring at the 2005 annual meeting:

         Charles L. Smith:                       Thomas D. Sanders:

         1,959,940 shares voted in favor         1,959,940 shares voted in favor
         866 shares voted against                866 shares voted against

         Gary L. Ellis, a Class 3 director whose term expires at the 2003 annual meeting, and James L. Smith and M. Dean Brown, who are Class 2 directors with terms expiring at the 2004 annual meeting, were not up for reelection and continued on as directors.

(b)      Ratification  of  the  appointment  of  Gary  Skibicki,   CPA,  PC,  as
         independent auditor:

         In favor:    1,959,483
         Against:     420
         Abstain:     768

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits :

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

     4.3          Specimen Certificate of the Series A Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

     4.4 Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

     4.5 Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference).

    10.1* Real Estate Purchase Contract between the Company and Pro To Management, Inc. dated June 28, 2002, with an attached Quit Claim Deed and Absolute Assignment.

    99.1* Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.


    99.2* Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.


    99.3* Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.


         *        Filed herewith.

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


                                              SUMMIT LIFE CORPORATION
                                              an Oklahoma corporation



Date:  August 13, 2002                        /s/Charles L. Smith
                                              -------------------
                                              Charles L. Smith
                                              President, Chief Operating Officer
                                              and Chief Financial Officer



Date:  August 13, 2002                        /s/Quinton L. Hiebert
                                              ---------------------
                                              Quinton L. Hiebert
                                              Chief Accounting Officer

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

     4.3          Specimen Certificate of the Series A Preferred Stock (filed as
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

     4.4 Certificate of Designation of Series A Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999 and incorporated herein by reference).

     4.5 Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2000 and incorporated herein by reference).

    10.1* Real Estate Purchase Contract between the Company and Pro To Management, Inc. dated June 28, 2002, with an attached Quit Claim Deed and Absolute Assignment.

    99.1* Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.


    99.2* Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.


    99.3* Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.


         *        Filed herewith.