Form 10QSB
period 2002-09-30
SUMMIT LIFE CORP
filed 2002-11-13
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 14, 2002 was 2,691,305.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.           FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets - September 30, 2002 (unaudited) and
           December 31, 2001.................................................. 3

           Consolidated Statements of Operation - Three months and
           nine months ended September 30, 2002 and 2001 (unaudited).......... 5

           Consolidated Statement of Stockholders' Equity - Nine months ended
           September 30, 2002 (unaudited)..................................... 6

           Condensed Consolidated Statement of Cash Flows - Nine months ended
           September 30, 2002 and 2001 (unaudited)............................ 7

           Notes to Consolidated Financial Statements......................... 8

   Item 2. Management's Discussion and Analysis or Plan of Operation.......... 9

   Item 3. Controls and Procedures............................................12

PART II.          OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................12

   Signatures.................................................................14

   Certifications.............................................................15


                         PART I - Financial Information

Item 1.  Financial Statements

                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                     ASSETS

                                                     September 30, 2002     December 31, 2001
                                                     ------------------    ------------------
                                                         (Unaudited)
INVESTMENTS
      Debt securities-held to maturity               $          441,787    $          279,871
      Debt securities-available for sale                      1,371,549             2,180,629
      Equity securities-trading                                  90,961                84,934
      Equity securities-available for sale                      270,166               291,248
      Equity securities-other                                    66,788                66,788
      Mortgages                                                 664,724               697,374
      Notes receivable                                          650,671               294,659
      Short-term investments                                       --                    --
      Policy loans                                              113,234               113,865
      Investment in limited                                      32,404                30,800
      partnerships

                                                     ------------------    ------------------
                                                              3,702,284             4,040,168

CASH AND CASH EQUIVALENTS                                     1,938,431             1,661,410

RECEIVABLES
      Accrued investment income                                  43,874                54,993
      Other                                                      23,086                37,583
                                                     ------------------    ------------------
                                                                 66,960                92,576

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                 394,290               129,419
      Furniture and equipment                                   120,848               119,198
      Automobiles                                                22,015                22,015
                                                     ------------------    ------------------
                                                                537,153               270,632
             Less accumulated depreciation                     (144,947)             (130,870)
                                                     ------------------    ------------------
                                                                392,206               139,762
      Land                                                      321,000                56,000
                                                     ------------------    ------------------
                                                                713,206               195,762
OTHER ASSETS
      Cost in excess of net assets of businesses
         acquired, less accumulated amortization                 31,250                35,000
      Deferred policy acquisition costs                         138,015               107,765
      Value of purchased insurance business                     308,671               355,966
      Deferred income taxes                                      37,241                37,240
      Other                                                      57,465               103,208
                                                     ------------------    ------------------
                                                                572,642               639,179
                                                     ------------------    ------------------

                                                     $        6,993,523    $        6,629,095
                                                     ==================    ==================

The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,     December 31,
                                                                    2002             2001
                                                              -------------    -------------
                                                               (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                  $   5,620,247    $   5,364,682
      Unpaid claims                                                     150           24,971
      Accounts payable                                               23,545           63,116
      Accrued liabilities                                            12,262            8,233
      Notes payable                                                 227,358          111,206
      Other liabilities                                                --               --
                                                              -------------    -------------
                                                                  5,883,562        5,572,208


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                   26,913           22,676
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                     500,000          500,000
      Preferred stock, series B, $1.00 par value                    350,000          350,000
      Additional paid-in capital                                  3,286,507        2,923,596
      Common stock of parent held by subsidiary                        --            (95,000)
      Common stock subscribed                                          --            422,200
      Accumulated other comprehensive income (loss)
      Unrealized appreciation (depreciation) of available            21,575           13,709
              for sale securities
      Accumulated deficit                                        (3,075,034)      (3,080,294)

                                                              -------------    -------------
                                                                  1,109,961        1,056,887

                                                              -------------    -------------
                                                              $   6,993,523    $   6,629,095
                                                              =============    =============












The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                 September 30,
                                                                 --------------------------    --------------------------
                                                                     2002           2001           2002           2001
                                                                 -----------    -----------    -----------    -----------
Revenues
   Insurance premiums                                            $   124,284    $   117,709    $   248,688    $   338,694
   Reinsurance premium ceded                                         (20,106)       (18,087)       (19,918)       (36,807)
                                                                 -----------    -----------    -----------    -----------
     Net premium income                                              104,178         99,622        228,770        301,887
   Investment activity

   Investment income                                                  64,813         73,906        415,192        244,195
     Net realized gain (loss) on available for sale securities          --             --            2,500         (6,830)
     Net loss on revaluation of held to maturity security            (35,411)          --          (35,411)          --
     Net gain (loss) on trading securities                           (32,651)      (104,479)        (4,977)      (178,341)
   Other                                                              15,107         29,460         46,316         47,966
                                                                 -----------    -----------    -----------    -----------
                                                                     116,036         98,509        652,390        408,877

Benefits, losses and expenses
   Policy benefits                                                    29,482         48,697        136,954        106,597
   Change in policy reserves                                          85,216         (3,973)       148,247        224,647
   Interest expense                                                       97          3,179            248         13,381
   Taxes, licenses and fees                                            5,719          5,463         14,499         15,831
   Depreciation and amortization                                      24,992         31,985         72,723         89,470
   General, administrative and other operating expenses               87,942         67,209        249,459        290,378
                                                                 -----------    -----------    -----------    -----------
                                                                     233,448        152,560        622,130        740,304
                                                                 -----------    -----------    -----------    -----------

        Earnings (Loss)
          before income taxes                                       (117,412)       (54,051)        30,260       (331,427)

Income tax provision                                                    --             --             --             --
                                                                 -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS)                                 $  (117,412)   $   (54,051)   $    30,260    $  (331,427)

Preferred Stock Dividend Requirement                                  12,500         12,500         37,500         37,500
                                                                 -----------    -----------    -----------    -----------


         NET EARNINGS (LOSS) APPLICABLE
         TO COMMON SHARES                                        $  (129,912)   $   (66,551)   $    (7,240)   $  (368,927)
                                                                 ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
               Basic and diluted                                 $     (0.05)   $     (0.03)   $     (0.00)   $     (0.16)
                                                                 ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                            2,691,305      2,492,283      2,678,226      2,334,390
                                                                 ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                       Common Stock             Preferred Stock "A"         Preferred Stock "B"
                                                 -------------------------   -------------------------   -------------------------
                                                                                Shares       Liquid-        Shares       Liquid-
                                                    Shares         Par           Out-         ation          Out-         ation
                                      Total         Issued        Value        standing       Value        standing       Value
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2002         $ 1,056,887     2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000

Common stock subscribed                  1,500          --            --            --            --            --            --

Dividends on preferred stock           (25,000)         --            --            --            --            --            --

Close of public offering
  less expense of $56,652              (56,552)      423,700         4,237          --            --            --            --

Sale of stock held by subsidiary        95,000          --            --            --            --            --            --

Comprehensive income
   Net income (loss)                    30,260          --            --            --            --            --            --

  Other comprehensive inc
(loss)
  Unrealized gain on                     7,866          --            --            --            --            --            --
investments

    Comprehensive inc                   38,126
(loss)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at Sept. 30, 2002          $ 1,109,961     2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========



                                                    Common     Accumulated
                                                   Stock of      Other
                                    Additional   Parent Held  Comprehensive    Common
                                     Paid-in         by          Income         stock      Accumulated
                                     Capital      Subsidiary     (Loss)       subscribed      Deficit
                                   -----------   -----------   -----------   -----------   -----------


Balance at January 1, 2002         $ 2,923,596   $   (95,000)  $    13,709   $   422,200   $(3,080,294)

Common stock subscribed                   --            --            --           1,500          --

Dividends on preferred stock              --            --            --            --         (25,000)

Close of public offering
  less expense of $56,652              362,911          --            --        (423,700)         --

Sale of stock held by subsidiary          --          95,000          --            --            --

Comprehensive income
   Net income (loss)                      --            --            --            --          30,260

  Other comprehensive inc
(loss)
  Unrealized gain on                      --            --           7,866          --            --
investments

    Comprehensive inc
(loss)
                                   -----------   -----------   -----------   -----------   -----------
Balance at Sept. 30, 2002          $ 3,286,507   $      --     $    21,575   $      --     $(3,075,034)
                                   ===========   ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $   160,674    $  (161,704)

Net cash provided by (used in) investing activities            (87,997)     1,325,670

Net cash provided by (used in) financing activities            204,344       (702,445)

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                 277,021        461,521

Cash and cash equivalents at the beginning of the period     1,661,410        935,746
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,938,431    $ 1,397,267
                                                           ===========    ===========





















The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2001.

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

Results of Operations

         Three Months Ended September 30, 2002 Compared to Three Months ended September 30, 2001

         Revenue. Total revenues increased 18% from $98,509 to $116,036 for the three months ended September 30, 2001 and September 30, 2002, respectively. Revenues attributable to life insurance increased 5% from $99,622 to $104,178 for the three months ended September 30, 2002, compared to the same period ended September 30, 2001.

         Investment income decreased 12% from $73,906 for the three months ended September 30, 2001 to $64,813 for the three months ended September 30, 2002, primarily as a result of historically low interest rates which have increased prepayments of government securities which comprise a significant portion of the Company's investment portfolio.

         The Company recognized a loss on the write-down of an impaired security during the quarter in the amount of $35,411. The Company continues to hold the security.

         Net losses on trading securities of $32,651 were reported for the three months ended September 30, 2002 compared to net losses on trading securities of $104,479 for the three months ended September 30, 2001. The terrorist acts of September 2001 severely impacted the market during that month and a slow economic recovery has had lasting repercussions in the market over the last twelve months. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $29,460 for the three months ended September 30, 2001 to $15,107 for the three months ended September 30, 2002. Other income results from administration contracts whereby the Company administers blocks of business for third parties and the Company also generates commission income from ceded reinsurance.

         Costs and Expenses. Total expenses increased 53% from $152,560 to $233,448 for the three months ended September 30, 2001 and 2002, respectively. Policies written in the third quarter of 2002 resulted in substantial increases in reserves while the third quarter of 2001 reflected slight decreases. The increase in expenses is a result of marketing strategies employed by the Company that have been responsible for increases in premium revenues.

         Policy benefits decreased from $48,697 to $29,482 for the comparable periods. Policy reserves increased $89,189 for the comparable periods. Interest expense decreased from $3,179 to $97 for the comparable periods due to the reduction of Company debt. Depreciation and amortization decreased from $31,985 to $24,992 for the three months ended September 30, 2001 and 2002, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses increased 31% from $67,209 to $87,942 for the comparable periods due in part to commission expense associated with the new business written by the Company.

         Income/Loss. The Company reported a net loss for the three months ended September 30, 2002 of $117,412, compared to a net loss for the three months ended September 30, 2001 of $54,051. The Company increased revenues from life insurance and reduced trading losses, but was impacted by the one-time security write-off and new business costs during the quarter.

         The Company reported net loss per share of $0.05 per share for the three months ended September 30, 2002, compared to a net loss of $0.03 per share for the three months ended September 30, 2001.

         Nine Months Ended September 30, 2002 Compared to Nine Months ended September 30, 2001

         Revenue. Total revenues increased 60% from $408,877 to $652,390 for the nine months ended September 30, 2001 and September 30, 2002, respectively. The increase was primarily the result of the acquisition of business from Presidential Life Insurance Company of Dallas, Texas ("Presidential") that was completed in August 2001, as well as the sale of a communications tower lease for $211,000 in June 2002. Revenues attributable to life insurance decreased 24% from $301,887 to $228,770 for the nine months ended September 30, 2002, compared to the same period ended September 30, 2001. The decrease was due primarily to the sale of several sizeable contracts during the second and third quarters of 2001.

         Investment income increased 70% from $244,195 for the nine months ended September 30, 2001 to $415,192 for the nine months ended September 30, 2002, primarily as a result of the sale of a communications tower lease for $211,000.

         The Company recognized a loss on the write-down of an impaired security during the third quarter of 2002 in the amount of $35,411. The Company continues to hold the security.

         Net losses on trading securities of $4,977 were reported for the period ended September 30, 2002 compared to losses on trading securities of $178,341 for the period ended September 30, 2001. The terrorist acts of September 2001 severely impacted the market during that month and a slow economic recovery has had lasting repercussions in the market over the last twelve months. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased slightly from $47,966 for the nine months ended September 30, 2001 to $46,316 for the nine months ended September 30, 2002. Other income results from administration contracts whereby the Company administers blocks of business for third parties and the Company also generates commission income from ceded reinsurance.

         Costs and Expenses. Total expenses decreased 16% from $740,304 to $622,130 for the nine months ended September 30, 2001 and 2002, respectively. Reserve increases for the first nine months of 2002 were not as substantial as those reported in the first nine months of 2001 due to the amount and type of business written. As a result, the size of the reserve increase dropped substantially for the first nine months of 2002 as compared to the same period of 2001.

         Policy benefits increased from $106,597 to $136,954 for the comparable periods, due in part to the acquisition of business from Presidential. Policy reserves decreased $76,400 for the comparable periods. Interest expense decreased from $13,381 to $248 for the comparable periods due to the reduction of Company debt. Depreciation and amortization decreased from $89,470 to $72,723 for the nine months ended September 30, 2001 and 2002, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses decreased 14% from $290,378 to $249,459 for the comparable periods as a result of management cost containment programs.

         Net Gain/Loss. The Company reported a net gain for the nine months ended September 30, 2002 of $30,260, compared to a net loss for the nine months ended September 30, 2001 of $331,427. The increase was primarily due to the sale of a communications tower lease for $211,000 and the acquisition of business from Presidential. The Company reported income from the sale of a communications tower lease and reduced trading losses and operating costs significantly during the period.

         The Company reported a net loss per share of $0.00 per share for the nine months ended September 30, 2002, compared to a net loss of $0.16 per share for the nine months ended September 30, 2001.

Liquidity and Capital Resources

         Total assets were $6,993,523 at September 30, 2002, compared to $6,849,138 at September 30, 2001, an increase of 2%. The increase was due to new business written by the Company during the last twelve months.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $5,883,562 at September 30, 2002, compared to $5,556,230 at September 30, 2001, an increase of 6%. The increase was due primarily to new business written by the Company.

         Total stockholders' equity was $1,109,961 at September 30, 2002, compared to $1,292,908 at September 30, 2001, a decrease of 14%. The decrease was attributable to the Company's operating losses during the last twelve months.

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

         The Company acquired commercial property during the third quarter of 2002 for $529,871. The property, which is located in the Oklahoma City metro area, consists of offices and an extended warehouse, as well as land surrounding the building. The Company currently rents the offices to tenants, but may move its corporate operations to the property and sell or lease the building which houses its current offices. In addition, during the fourth quarter the Company has expended, and expects to further expend, a total of approximately $300,000 to convert the warehouse and remaining land into temperature controlled and regular mini-storage units. When the property is fully leased, the Company expects to recognize investment income from the property. The purchase of the property and the improvements were and are being made from existing cash flow from operations."

         The Company currently funds most of its activity directly from cash flow from operations and cash flow from activities, which includes deposits to policyholders' account balances. The Company's liquidity position showed improvement from the previous comparable quarter, with a 39% net increase in cash and cash equivalents. However, this liquidity was provided substantially from two nonrecurring transactions: the sale of a communications tower lease for $211,000 in June 2002 and the sale in June 2002 of 19,000 shares of the Company's common stock for $95,000.

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

Item 3.  Controls and Procedures.

         The Company's principal executive officers and principal financial officers have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of
1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:



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


                                              SUMMIT LIFE CORPORATION
                                              an Oklahoma corporation


Date:  November 14, 2002                      /s/Charles L. Smith
                                              ----------------------------------
                                              Charles L. Smith
                                              President, Chief Operating Officer
                                              and Chief Financial Officer



Date:  November 14, 2002                      /s/Quinton L. Hiebert
                                              ----------------------------------
                                              Quinton L. Hiebert
                                              Chief Accounting Officer

                                 CERTIFICATIONS

I, Charles L. Smith, President, Chief Operating Officer, Chief Financial Officer and a Director of Summit Life Corporation certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Summit Life Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Date:  November 14, 2002

                                           /s/Charles L. Smith
                                           -------------------------------------
                                           Charles L. Smith
                                           President, Chief Operating Officer,
                                           Chief Financial Officer, and Director

I, Quinton L. Hiebert, Chief Accounting Officer of Summit Life Corporation certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Summit Life Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        Date:  November 14, 2002

                                                        /s/ Quinton L. Hiebert
                                                        ------------------------
                                                        Quinton L. Hiebert
                                                        Chief Accounting Officer

I, James L. Smith, Chief Executive Officer and a Director of Summit Life Corporation certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Summit Life Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              Date:  November 14, 2002

                                              /s/ James L. Smith
                                              ----------------------------------
                                              James L. Smith
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

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