Form 10KSB
period 2002-12-31
SUMMIT LIFE CORP
filed 2003-03-31
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to _____________________.

                        Commission File Number 000-25253

                             SUMMIT LIFE CORPORATION
                  ---------------------------------------------
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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         Issuer's revenues for its most recent fiscal year were $763,045.

         The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of March 18, 2003 was $956,417.60 based on the closing price of $.80 per share on that date as reported by the OTC Bulletin Board. As of March 18, 2003, 2,691,255 shares of the registrant's common stock, $.01 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 9 through 12, of this Form 10-KSB.

                             SUMMIT LIFE CORPORATION
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS

Part I.

Item 1.    Description of Business..........................................   1
Item 2.    Description of Property..........................................  10
Item 3.    Legal Proceedings................................................  11
Item 4.    Submission of Matters to a Vote of Security Holders..............  11

Part II.

Item 5.    Market for Common Equity and Related Stockholder Matters.........  11
Item 6.    Management's Discussion and Analysis or Plan of Operation........  12
Item 7.    Financial Statements.............................................  19
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.........................................  20

Part III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................  21
Item 10.   Executive Compensation...........................................  21
Item 11.   Security Ownership of Certain Beneficial Owners and Management...  21
Item 12.   Certain Relationships and Related Transactions...................  21
Item 13.   Exhibits and Reports on Form 8-K.................................  21
Item 14.   Controls and Procedures..........................................  23

Signatures .................................................................  24

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed herein under "ITEM 6--Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Summit Life Corporation, an Oklahoma corporation formed in 1994, is an insurance holding company. The Company's primary focus is its life insurance operations. As used in this report, the "Company" refers to Summit Life
Corporation and its subsidiary, Great Midwest Life Insurance Company ("Great Midwest"), unless the context requires otherwise.

         The Company's growth has been fueled primarily through acquisitions, starting in 1994 when it acquired an Oklahoma-chartered life insurance company. The Company acquired three additional life insurance companies in Texas and Louisiana in 1997, 1998 and 1999. The Company consolidated its operations in 1999 by combining three of the companies into one company. The resulting combined company was Great Midwest, an Oklahoma-domiciled life insurance company operating in both Texas and Oklahoma. The fourth company, which operated in Louisiana, was sold in 1999.

         On August  1,  2001,  the  Company's  wholly  owned  subsidiary,  Great
Midwest, acquired from Presidential Life Insurance Company of Dallas, Texas ("Presidential"), a block of approximately 1,400 life insurance policies with estimated annual premium of $120,000. Liabilities of $712,000 and assets of $634,392 were transferred to Great Midwest for a purchase price of $77,608.

         On February 14, 2003, the Company acquired Security General Life Insurance Company, an Oklahoma-domiciled life insurance company ("Security General"), for a net purchase price of $495,000. Security General is licensed to operate as a life insurance company in multiple states. The purpose of the acquisition was to acquire these licenses, which constituted substantially all of the assets of Security General on the closing date. As a result of the acquisition, the Company intends that Security General will become its primary operating subsidiary. In connection therewith, the Company has obtained the necessary regulatory approval to transfer the entire block of insurance policies of Great Midwest to Security General and to thereafter liquidate the remaining assets of Great Midwest through a distribution to the Company as its sole shareholder. Subsequent to such transfer, Security General will become the sole insurance subsidiary of the Company and will operate in approximately 15 states throughout the southeastern and western United States. The Company expects that the transfer of business from Great Midwest to Security General, and the liquidation of Great Midwest, should be completed by the end of the first quarter of 2003. SEE "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

         The Company's total revenue increased 25% from $609,614 in 2001 to $763,045 in 2002. The Company believes that internal growth, coupled with strategic acquisitions made available by the current consolidation of the insurance industry, presents the Company with good opportunities to achieve its operating strategy. In particular, the Company anticipates that the acquisition of Security General will provide it with additional opportunities for the growth of the Company. SEE "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         As of December 31, 2002, the Company had approximately 2,051 life insurance policies and annuity contracts outstanding and individual life insurance in force of approximately $22 million. As of December 31, 2002, the Company had total assets of approximately $7.06 million and total shareholders' equity of approximately $980,000.

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

         The Company has consistently achieved favorable persistency on its life insurance products (i.e., lower lapse rates). This high persistency has been achieved by providing quality service to its policyholders, incentives to agents by, among other things, grading production bonuses by actual persistency, paying persistency bonuses, awarding recognition for both agency and agent persistency achievements, and monitoring agency persistency on a quarterly and annual basis. Persistency is the extent to which policies sold remain in force. Policy lapses over those actuarially anticipated could have an adverse effect on the financial performance of the Company. Policy acquisition costs are deferred and expensed over the premium-paying period of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy acquisition costs. Provided the Company maintains lapse and surrender rates within its pricing assumptions for its insurance policies, the Company believes that the present lapse and surrender rate should not have a material adverse effect on the Company's financial results. For the years ended December 31, 2002 and 2001, the Company's lapse ratio on ordinary business was 2% and 3%, respectively.

         The Company has aggressively managed its cost structure, while realizing certain operating efficiencies from minimal personnel and reduced overall costs as a result of the various acquisitions it has effected since 1994. Other factors contributing to the Company's lower cost structure include: a flat organizational structure which allows the Company to be responsive to changing business conditions; the location of the Company in a geographic area which provides lower cost operations than found in many other areas of the country; a well-trained, experienced workforce; and efficient use of technology.

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

         Through Great Midwest, the Company markets, issues and administers a variety of fixed rate deferred annuity products, including single premium and flexible premium deferred annuities. In a fixed rate deferred annuity, the insurance company assumes the risk of interest fluctuations and pays a minimum fixed rate of interest, usually 3% to 4% per year, with an excess amount payable based on investment yields of its investment portfolio. Single premium deferred annuities ("SPDAs"), in general, are savings vehicles in which the policyholder makes a single premium payment to an insurance company. The insurance company credits the account of the annuitant with earnings at an interest rate (the "crediting rate"), which is declared by the insurance company from time to time and may exceed but may not be lower than any contractually guaranteed minimum crediting rate. All of the Company's annuities have a minimum guaranteed crediting rate. The Company also offers flexible premium deferred annuities ("FPDAs"). FPDAs are deferred annuities in which the policyholder may elect to make more than one premium payment. The Company currently does not offer variable annuity products.

         The Company periodically establishes an interest crediting rate for its new annuity policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. The Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate at its discretion, although historically such adjustments have generally been made on a quarterly basis. In establishing renewal crediting rates, the Company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the Company's in force annuity policies ranged from 3.00% to 6.50% at December 31, 2002. All of the Company's annuity products have minimum guaranteed crediting rates of 3.0% for the life of the policy. At December 31, 2002, more than 98% of the Company's in force annuity policies were beyond the initial crediting rate period.

         Certain of the Company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 1% to 3%. The bonus and the base crediting rates are fully disclosed in the annuity contract. The Company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the
policies  and  to  partially   compensate   the  Company  for  lost   investment
opportunities and costs if policies are withdrawn early. Certain of the Company's deferred annuity contracts provide for penalty free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with the majority of such policies being issued with a surrender charge period of more than seven years. The average length of the surrender period on the Company's deferred annuity policies issued during 2002 and 2001 was eight years. The initial surrender charge on annuity policies generally is 8% of the premium and decreases over the surrender charge period (of up to nine years). At December 31, 2002, 15% of the Company's annuity liabilities were subject to a surrender charge of 5% or more.

         Tax Qualified Annuities

         General. The Company also markets to employees of public schools and certain other tax exempt organizations certain tax qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 and are known as "tax sheltered annuities" or "403(b) annuities" ("TSAs"). Teachers, school employees and employees of other tax exempt organizations purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the Company's other annuity products. Therefore, the Company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket who have longer to accumulate before retirement, such as combining a more competitive crediting interest rate offset with a longer surrender charge period. The Company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an ongoing source of premium renewals. Additionally, because of their tax features and transfer restrictions, TSAs are less likely to be surrendered, making them a more stable and dependable source of profits for the Company. In addition to TSAs, the Company also sells other tax qualified retirement annuities such as Individual Retirement Annuities and other Employee Pension type programs. Tax qualified retirement annuity values totaled almost $1,100,000 or approximately 27% of the total annuities currently held by the Company.

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

         Traditional Life Insurance

         Term Life. The Company's subsidiary, Great Midwest, offers a low cost 10 year level term life insurance product with level premiums for periods of ten years and an annually renewable level term product which provides for increasing premiums in five year durations, both utilizing a low indeterminate premium structure afforded to it by its primary reinsurance company. The Company generally retains a small fixed portion of the insurance risk, then sells or cedes a portion of its risks to its reinsurer, who in turn pays an additional allowance or commission to the Company. This allows the Company to transfer a portion of its risk and continue to grow its premium revenues and surplus. These term products are designed for and sold to individuals ages 20 through 60 and terminate at age 70. While term life normally is bought very inexpensively by consumers, it is also priced by companies using historical data that illustrates certain of these coverages, when using adequate reinsurance, will not result in adverse claims.

         Whole Life. The Company's subsidiary, Great Midwest, markets low cost guaranteed premium products in which premiums are payable for the life of the insured and insurance protection (upon certain conditions being met) is afforded for the insured's lifetime. The premiums paid for such whole life policies are generally higher than the premiums for comparable amounts of term insurance in the policies early years but is generally lower in the later years of the life of the policies. The policyholder may borrow against the policy, provided there is sufficient cash values, at a rate that is comparable or lower than other conventional lending sources. The Company generally holds all cash values and if a death occurs it pays death claims then collects from the reinsurer to recover the excess of its retention limits and benefits paid.

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

         As of December 31, 2002, the policy risk retention limit of the Company's subsidiary on the life of any one individual did not exceed $5,000; reinsurance ceded by the Company's subsidiary represented 56% of the gross combined life insurance in force. At December 31, 2002, the Company's largest reinsurer, Optimum Re Insurance Company, accounted for approximately 98% of the $12 million of reinsurance ceded by the Company.

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

         Profitability is significantly affected by spreads between interest yields on investments and rates credited on insurance liabilities. Although all credited rates on single premium deferred annuities and flexible premium deferred annuities may be changed as often as quarterly, after their first year, changes in credited rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the Company's ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2002, the average gross yield of the Company's invested assets was approximately 8.7% and the average credited rate was 4.5%. Excluding the sale of the communication tower lease, the average gross yield of the Company's invested assets was approximately 4.8% for the year 2002. SEE "ITEM 2-DESCRIPTION OF PROPERTY."

         The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At December 31, 2002, the adjusted modified duration of debt securities and short term investments was 6.0 years. At December 31, 2002, the average duration of the Company's insurance liabilities was 7.0 years.

         For information regarding the composition and diversification of the investment portfolio of the Company, see Note B to the Company's Consolidated Financial Statements.

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

Historical Acquisitions

         The Company's growth to date has been fueled primarily through acquisitions. Since 1994, the Company has acquired five life insurance companies. During 1999, three of these companies were combined, either by merger or through transfer of operations, to create Great Midwest, which operates in Texas and Oklahoma, while a fourth company was sold. In addition to stock acquisitions, the Company has also made asset acquisitions. In 2001, the Company 's wholly owned subsidiary, Great Midwest, acquired a block of approximately 1,400 life insurance policies with estimated annual premium of $120,000. SEE "ITEM 1-BUSINESS--General." The Company intends to continue its strategy of pursuing similar acquisitions of blocks of insurance business and small insurance companies and other insurance-related opportunities. Management believes that such acquisitions will continue to lower unit costs by increasing the number of policies and the amount of premiums over which fixed expenses are spread.

Targeted Future Acquisitions

         The Company has typically sought companies that are underdeveloped, overly burdened with expenses or owned by financially troubled companies. The Company believes that the small insurance company marketplace is highly fragmented and faces numerous hurdles to its survival and growth over the coming years. Some of those hurdles include technological obsolescence, the need for additional capital and surplus due to the changing regulatory environment and lack of sufficient exit strategies for owners of small, closely-held companies. The Company believes these factors have created acquisition opportunities often overlooked by the large insurance companies. The Company intends to capitalize on these opportunities as it continues to execute its growth plans. The Company has no agreements, understandings or arrangements with respect to any other acquisitions at this time, with the exception of the acquisition of Security General previously noted.

Employees

         As of December 31, 2002, the Company had two full-time employees who perform both managerial and administrative functions. Great Midwest has three employees who perform administrative services. The Company's controller function is outsourced. It can be anticipated that the Company will have a need for more employees as the size of its business grows. None of the Company's employees is represented by a labor union. Management believes that the Company's relations with its employees are good.

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

         The Company markets its products primarily through personal producing general agents ("PPGAs") and small independent property and casualty agencies. The PPGAs include the Company's founders and principal stockholders, James L. Smith and Charles L. Smith. James L. Smith and Charles L. Smith are the sole stockholders of the Smith Agency, which undertakes life insurance and financial planning for estates, trusts and corporations. The Smith Agency was and is presently, a general agent for several insurance companies. The Smith Agency has sold a majority of the Company's deferred annuities since the Company's inception. Additionally, the companies acquired by the Company generally have in place PPGAs who are capable and qualified to generate the sales desired by the Company, thereby eliminating part of the expense of recruiting and training a new agency force.

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

Regulation

         The Company's insurance subsidiary is subject to regulation and supervision by the states in which it transacts business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (1) grant and revoke licenses to transact business; (2)
regulate and supervise trade practices and market conduct; (3) establish guaranty associations; (4) license agents; (5) approve policy forms; (6) approve premium rates for some lines of business; (7) establish reserving requirements;
(8) prescribe the form and content of required financial statements and reports;
(9) determine the reasonableness and adequacy of statutory capital and surplus; and (10) regulate the type and amount of permitted investments. Because Great Midwest is licensed to sell insurance in Oklahoma and Texas, it is subject to regulation by the insurance regulatory agencies of both states. With the recent acquisition of Security General, which is licensed as a life insurance company in multiple states, the Company will also be subject to regulation by the insurance regulatory agencies of the states in which Security General is licensed and in which the Company intends to conduct business.

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

         The Company's insurance company subsidiary, Great Midwest, is taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiary.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's administrative, marketing and production facilities consist of approximately 3,000 square feet at a single location in Del City, Oklahoma. The Company owns and occupies this facility and owns the approximate 30,000 square feet of raw land adjacent to the property.

         In March 2001, the Company leased 2,400 square feet of space within the internal boundaries of its property to Nextel Westcorp, Inc., on which space the lessee erected a communications tower. Terms of the lease agreement (the "Nextel Lease Agreement"), which was entered into in March 2001, provided for monthly payments to the Company during the initial five-year term of the lease. The lease was renewable at the option of the lessee for five additional five-year terms.

         On March 6, 2001, the Company sold the Nextel Lease Agreement. In connection with the sale, the Company had a disagreement with Grant Thornton, LLP, its then auditors, regarding the Company's proposed accounting treatment of the sale. SEE "ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE." The Company interpreted certain provisions relating to Statement of Financial Accounting Standards ("FAS") 13 to allow the recording of a gain on the sale of the Nextel Lease Agreement as of the effective date of the sale in the amount of $186,000, because the Company did not retain any ownership in the lease revenue stream and the buyer had no recourse against the Company if the lease revenue stream did not continue. Grant Thornton LLP's review of the transaction indicated that the Nextel Lease Agreement was an operating lease and that pursuant to FAS 13 paragraph 22, the sale or assignment by the lessor of lease payments due under an operating lease should be accounted for as a borrowing. As such, Grant Thornton LLP recommended that the Company record the sale of the Nextel Lease Agreement as a borrowing as of the effective date of the sale. The effect on the Company's first quarter 2001 financial statements was to eliminate $186,000 from income and record a like amount as a liability.

         During the Company's discussions with Grant Thornton LLP, the Company was informed of certain requirements that had to be satisfied in order for the gain on the sale of the Nextel Lease Agreement to be recognized as income. Pursuant to the information provided by Grant Thornton LLP, in June 2001 the Company sold, to the purchaser of the Nextel Lease Agreement, the real property underlying the communication tower lease, which structured the transaction to meet the requirements necessary for the gain on the sale to be recognized as income. Accordingly, the Company recorded a gain of $186,000 in June 2001. The effect on the Company's financial statements was to delay recording $186,000 of income from the first quarter of 2001 to the second quarter of 2001.

         As a result of events subsequent to the sale, the Company came to the conclusion the tower property and lease were more attractive investments than when they initially were sold by the Company. Accordingly, on December 17, 2001, the Company repurchased the property, together with the underlying communication tower lease, for $213,500.

         As a part of the regulatory process in connection with the filing of the Company's 10-KSB for the year ended December 31, 2001, the Company requested a review by the Securities and Exchange Commission (the "SEC") of its accounting treatment of the sale and repurchase of the property underlying the communication tower lease. After review, the SEC advised the Company that, although the Company's proposed accounting treatment was consistent with the literal application of the applicable accounting principles, the SEC nonetheless believed it to be appropriate for the Company to restate certain items relating to the transactions. The effect of such restatement was to reverse the reporting of the $186,000 of income on the original sale of the real estate subject to the Nextel Lease Agreement, which previously had been reported in the second quarter of 2001.

         On  June  29,  2002,   the  Company  sold  the  subject   property  and
accompanying communication tower for $211,000. The Company reported investment income of $211,000 as a result of the sale.

         On July 31, 2002, the Company purchased an office and warehouse, consisting of approximately 15,000 square feet at a single location in Del City, Oklahoma. The Company intends in the next few years to relocate its administrative, marketing and production facilities to this location. In such event, the Company may sell or lease the property where its offices are currently located. The purchase price was $529,871 and the Company renovated the warehouse and adjacent land into climate controlled and regular storage facilities at an additional cost of $622,850. When the property becomes fully leased, the Company expects to recognize investment income from the property. The purchase of the property and the renovations have been paid from existing cash flow from operations.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

         There is currently a limited market for the common stock of the Company, which has been quoted on the OTC Bulletin Board since October 27, 1999 under the symbol SUMC. The following table sets forth, for the periods indicated, the high and low quoted prices of the Company's common stock as published by the OTC Bulletin Board:


                                            2001                   2002
                                    ---------------------   --------------------
                                      High         Low        High        Low
                                    ---------   ---------   ---------   --------
First Quarter....................    $ .53        $ .25      $ .95       $ .23
Second Quarter...................    $1.05        $ .10      $1.01       $ .30
Third Quarter....................    $ .80        $ .75      $1.00       $ .51
Fourth Quarter...................    $ .90        $ .10      $ .90       $ .51

         OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company intends to make application to list the common stock on the NASDAQ Bulletin Board Exchange when it qualifies for listing.

Number of stockholders

         As of the close of business on March 18, 2003, 2,691,255 shares of common stock were issued and outstanding, 5,000 shares of Series A preferred stock were issued and outstanding and 350,000 shares of Series B preferred stock were issued and outstanding. At such date, there were approximately 1,400 stockholders of record of the common stock.

Dividend Policy

         To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operations and the continued expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis reviews the Company's operations for the years ended December 31, 2002 and 2001. Certain statements contained in this discussion are not based on historical facts, and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this discussion, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed herein under "--Business Outlook and Risk Factors," and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes related thereto included elsewhere in this Report.

         The Company's only business segment is its life insurance operations.

Operating Data

         The following table sets forth selected information regarding operating results for the periods indicated:

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
                                                        (dollars in thousands)
         Statement of Operations Data:
                  Revenues                              $     763    $     610
                  Benefits and expenses                       858          933
                                                        ---------     ---------
                           Net loss                     $     (95)    $    (324)
                                                        =========     =========

         Balance Sheet Data:
                  Cash and cash equivalents             $   2,109    $   1,661
                  Total assets                          $   7,063    $   6,629
                  Total liabilities                     $   6,083    $   5,572
                  Stockholders equity                   $     980    $   1,057

Results of Operations

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Assets/Liabilities/Stockholders' Equity. Total assets were $7,062,950 at December 31, 2002, compared to $6,629,095 at December 31, 2001, an increase of 7%. The increase was due to an increase in the sales of the Company's annuity products which are booked as deposits.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $6,083,251 at December 31, 2002, compared to $5,572,208 at December 31, 2001, an increase of 9%. The increase was due primarily to the increase in sales of the Company's annuity products as noted above.

         Total stockholders' equity was $979,699 at December 31, 2002, compared to $1,056,887 at December 31, 2001, a decrease of 7%. The decrease was primarily due to the Company's net loss from operations. Equity was also impacted by public offering costs (a decrease of $56,522) incurred in connection with a public offering of the Company's common stock that was completed in March 2002, sale of the Company's stock held by its subsidiary (an increase of $95,000), preferred dividends (a decrease of $50,000) and unrealized gains (an increase of $28,018) on its available for sale security portfolio.

         Average rate of return on investments, including cash and cash equivalents, was approximately 8.7% for 2002 (4.8% excluding the sale of the communication tower lease) and 6.1% for 2001, while the average rate credited to policyowner accounts was approximately 4.5% and 5.0%, respectively.

         At December 31, 2002, the Company's net deferred tax assets totaled $31,800 and related primarily to net operating loss and capital loss carryforwards. Realization of net operating and capital loss carryforwards is dependent on generating sufficient future taxable income. The Company believes its operating strategy to continue to make acquisitions of small insurance companies, consolidate and streamline the administrative functions of these small companies, improve unprofitable products and distribution channels will generate future taxable income. Although realization of net deferred tax assets is not assured, the Company believes these sources will generate sufficient future taxable income during the available carryforward period and believes it is more likely than not that the recorded net deferred tax assets will be realized.

         Revenue. Total revenues increased 25% from $609,614 for the twelve months ending December 31, 2001 to $763,045 for the same period ending December 31, 2002. Revenue increases were reported for investment income and net gains on trading securities while other categories decreased.

         Revenues attributable to premium income decreased 25% from $359,533 to $268,721 for the year ended December 31, 2002, compared to the year ended December 31, 2001. Revenues attributable to life insurance increased 21% from year to year, however, revenues attributable to certain annuitized contracts dropped by 69% from year to year and offset the increase in life insurance premiums.

         Investment income increased 39%, from $338,670 for the year ended December 31, 2001 to $469,680 for the year ended December 31, 2002, $211,000 of which was attributable to the sale of certain real property and an accompanying lease agreement. Excluding the income from the sale of such property, investment income decreased 24%, due in part to historically low interest rates that impacted the Company's entire investment portfolio by lowering the rates of return received on its investments and accelerating principal prepayments on its higher-return investments.

         Realized losses on the sale of investments increased from $7,792 for the year ended December 31, 2001 to $26,661 for the year ended December 31, 2002, due to a loss suffered on one security connected with the bankruptcy of the issuer during 2002.

         The Company reported a net gain on trading securities of $5,091 for the year ended December 31, 2002, compared to a net loss on trading securities of $139,527 for the year ended December 31, 2001. The Company substantially reduced its exposure during 2002.

         Other income decreased 21%, from $58,730 for the year ended December 31, 2001 to $46,214 for the year ended December 31, 2002, primarily as a result of the discontination of a contract for administrative services performed for another company.

         Costs and Expenses. Total expenses decreased 9% from $933,818 to $852,758 for the years ended December 31, 2001 and 2002, respectively. Such decrease was primarily attributable to a decrease of $93,926 in general, administrative and operating expenses, including the outsourcing of the Company's controller position. This was partially offset by increases in most categories related to policy service and benefits as well as the amortization of the value of purchased insurance business relating to the Great Midwest and Presidential blocks of business. Such amortization is expected to continue over the premium-paying life of the acquired policies.

         Policy benefits increased 28% from $142,413 to $182,430 for the comparable periods, due to the inclusion of the Presidential block in the Company's operations for a full year. Interest expense decreased by $13,393 from 2002 compared to 2001 due to the payment of debt by the Company during 2001. Taxes, licenses and fees also decreased on a year to year basis by $11,490 as a result of the Company paying for the costs associated with the regulatory examination of Great Midwest during 2001. These costs are incurred on a periodic basis ranging from three to five years and the Company expects to incur additional expenses in either 2004 or 2005.

         Losses. The Company reported a net loss for the year ended December 31, 2002 of $95,154, compared to a net loss for the year ended December 31, 2001 of $324,204, a 71% decrease. The decrease in net loss was due primarily to the sale of the communication tower lease and underlying real property, which provided income of $211,000, as well as cost-cutting initiatives taken by management during 2002 to reduce operating expenses. Net loss decreased 61%, with a net loss of $145,154 for the year ended December 31, 2002, compared to a net loss of $374,204 for the year ended December 31, 2001, primarily due to the factors stated above. Net loss per share for the comparable periods was $0.05 and $0.15 per share, respectively.

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

      Capital Resources

         On March 31, 2001, a principal shareholder and director of the Company entered into an agreement with the Company to provide the Company with an unsecured revolving line of credit in the aggregate amount of $500,000 (the "Revolving Line of Credit"). The Revolving Line of Credit, which bears no interest, is due and payable upon demand by the creditor. See Note C to the Company's Consolidated Financial Statements. The Revolving Line of Credit replaced the Company's bank line of credit, which was repaid in its entirety with borrowings under the Revolving Line of Credit, and has been and will be utilized as necessary to fund the Company's operations if other sources of funding are not available. See "--Business Outlook and Risk Factors," below, under the heading "The Company may not have alternate sources of financing available if the Revolving Line of Credit is terminated." As of December 31, 2002, the Company has been advanced $245,629.

         The Company has made and intends to make ongoing expenditures in connection with its subsidiary's marketing programs. Historically, the Company has funded these expenditures from cash flow from operations.

         On February 14, 2003, the Company acquired Security General Life Insurance Company, an Oklahoma-domiciled life insurance company ("Security General"), for a net purchase price of $495,000. The purchase price was funded with cash from operations. Because the transaction was structured so that the only assets to be retained by Security General were the regulatory licenses held by it, under the terms of the acquisition agreement the Company agreed to reimburse the seller for the statutory capital and surplus required to be retained by Security General. In connection with this provision, the Company obtained a three-month bridge loan in the amount of $1,500,000 to reimburse the seller for the approximately $1.5 million of statutory capital and surplus in Security General. The Company intends to repay the bridge loan, which was obtained from a bank at an interest rate of 3.25% per annum, as soon as the liquidation of Great Midwest is completed, and its remaining capital and surplus is permitted by regulators to be released for distribution to the Company as its sole shareholder. In the event that proceeds from the liquidation of Great Midwest are insufficient for such purposes, the Company may sell shares of its preferred stock. If the Company decides to not sell its preferred stock or the sale of preferred stock is not fully completed, the Company could be required to obtain funds by extending and increasing the bridge loan or by obtaining financing from other sources.

         The Company believes that anticipated cash from continuing operations and its Revolving Line of Credit should be sufficient to fund its operations and the annual 10% dividend on the Series A Preferred Stock for at least the next twelve months. The Company may not, however, generate sufficient cash flow for these purposes. The Company's ability to fund its operations and to make scheduled dividend payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control and the ability of the principal shareholder to advance additional funds to the Company under the Revolving Line of Credit if other sources of funds are not available. The risk factors to which the Company's operations are subject include the following:

Business Outlook and Risk Factors

         The Company's future operating results may be affected by various trends, developments and factors that the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends, developments and factors beyond the Company's control that may affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and risk factors set forth below and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company. Forward-looking statements in this Report include revenue, expense and earnings analysis for the remainder of 2003 as well as the Company's expectations relating to its business strategy. Risk factors include the following:

         The Company operates in a highly competitive industry, which could limit its ability to gain or maintain its position.

         The Company is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources than the Company. In addition, the Company may be subject, from time to time, to new competition resulting from additional private insurance carriers introducing products similar to those offered by it. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and the Company expects to encounter increased competition from these providers of financial services. This competitive environment could results in lower premiums, less favorable underwriting terms and conditions, loss of sales and reduced profitability.

         Over the past four fiscal years, substantially all of the Company's premiums were from sales of policies in Oklahoma and Texas. The Company's ability to compete successfully may suffer from competitive changes in these particular markets.

         The Company's lack of a rating could adversely affect its ability to compete.

         Ratings of insurance companies are typical with the industry. Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. Rating organizations assign ratings based on several factors. While most of the considered factors relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company's control. As of March 27, 2003, the Company has not been rated by any rating organization. The absence of a rating could adversely affect the Company's ability to sell its products or retain existing business, and could adversely affect its ability to compete for attractive acquisition opportunities.

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

         The Company's results may fluctuate from year to year due to fluctuations in policy claims received by its life insurance subsidiary. Great Midwest has established reserves for claims and future policy benefits based on accepted actuarial practices. By care in underwriting new policies and sharing risk with reinsurance companies, Great Midwest has attempted to limit the risk that its actual payments of death and other benefits will exceed its reserves. The reserves are, however, only actuarial estimates and it is possible that Great Midwest's claim experience could be worse than anticipated, so that its reserves may prove to be insufficient. If this were to happen, it could result in increased operating losses.

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

         Interest rate fluctuations could negatively affect the spread income.

         Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited rates paid on outstanding policies. Both rising and declining interest rates can negatively affect the Company's spread income. While the Company develops and maintains asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, changes in interest rates could adversely affect such spreads.

         Lower interest rates may result in lower sales of certain of the Company's insurance and investment products. In addition, certain of the Company's insurance products guarantee a minimum credited interest rate.

         The Company's insurance subsidiary is highly regulated and government regulation may affect profitability or market value.

         The Company's insurance subsidiary is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business which may include premium rates, marketing practices, advertising, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners. Changes in these regulations could affect the Company's profitability or the market value of its shares.

         The Company's insurance subsidiary acts as a fiduciary and is subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employment Retirement Income Security Act ("ERISA"). Severe penalties are imposed on insurers that breach their fiduciary duties to the plans under ERISA. If the Company were fined or a penalty was imposed on the Company by a government agency having jurisdiction over it, the Company might not have the financial resources to pay the fine or penalty.

         The Company cannot predict the effect of recent insurance regulatory changes.

         The National Association of Insurance Commissioners, or the NAIC, adopted the Codification of Statutory Accounting Principles ("Codification") effective on January 1, 2001. The Company determined that the primary effect of Codification is that goodwill and deferred tax assets can now be recorded as admitted assets, subject to limitations, on it's subsidiary's statutory financial statements.

         A tax law change could adversely affect the Company's ability to compete with non-insurance products.

         Under the Internal Revenue Code of 1986, as amended (the "Code"), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company's products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce or eliminate the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including Great Midwest, would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. If the estate tax were eliminated, the demand for certain life insurance products could be adversely affected. The Company cannot predict what tax initiatives may be enacted which could adversely affect us.

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

         The Company's results may be affected by the performance of others because the Company has entered into various agreements involving other parties. For instance, many of the Company's products are sold through independent distribution channels. Additionally, a portion of the Company's life insurance sales comes from arrangements with unrelated marketing organizations. As with all financial services companies, the Company's ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors, and financial difficulties of other companies in the industry, could undermine consumer confidence and adversely affect the Company's business.

         A decline in the Company's stock price may limit our ability to raise capital.

         During the past few years, many financial services companies, including the Company, experienced a decrease in the market price of their common stock. Although the Company believes it has sufficient, internally generated cash flow to fund its day-to-day operations, a lower stock price may limit its ability to raise capital to fund other growth opportunities and acquisitions. In fact, the lower stock prices suffered by the Company's stock in 2001 had an adverse effect on its ability to fully sell all 1,000,000 shares offered in its public offering that commenced in May 2001.

         The Company's reinsurance program involves risks.

         Great Midwest is able to assume insurance risks beyond the level which its capital and surplus would support by transferring substantial portions of such risks to other larger insurers through reinsurance contracts. These reinsurance arrangements, which are the usual practice in the insurance industry, leave Great Midwest exposed to two risks:

         --       The credit risk,  which exists  because  reinsurance  does not fully relieve Great Midwest of its liability to its insureds for the portion of the risks ceded to reinsurers. Although Great Midwest places its reinsurance with reinsurers it believes to be financially stable, a reinsurer's subsequent insolvency or inability to make payments under the terms of a reinsurance treaty could have a materially adverse effect on the Company's financial condition.

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

         The Company's ability to fund its operations is affected by the ability of its insurance company subsidiary, Great Midwest to declare and distribute dividends to the Company as its sole shareholder, as well as on its ability to pay the Company management fees for the administrative services the Company provides to it. Insurance company subsidiaries, like Great Midwest, are subject to various state statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to their parent companies. Under Texas insurance laws, Great Midwest, generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. In addition, the Texas Commissioner of Insurance, must approve, or not disapprove within 30 days of notice, payment of an "extraordinary" dividend from Great Midwest. Under Texas insurance laws, that term generally refers to a dividend that exceeds, together with all dividends paid by Great Midwest within the previous 12 months, the greater of 1) 10% of Great Midwest's statutory capital and surplus at the preceding December 31, or 2) the net gain from operations of Great Midwest for the 12 months ended on such December 31. With the recent acquisition of Security General, which is licensed as a life insurance company in multiple states, the Company will also be subject to regulation by the insurance regulatory agencies of the states in which Security General is licensed and in which the Company intends to conduct business.

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

         The Company may not have alternate sources of financing available if the Revolving Line of Credit is terminated.

         The Company is also dependent, in the absence of sufficient cash from operations or other sources, upon the Revolving Line of Credit to fund its operations. The amounts advanced to the Company under the Revolving Line of Credit totaled $245,629 and $79,000 at December 31, 2002 and December 31, 2001, respectively. The Revolving Line of Credit is terminable on demand of the creditor, and it is possible that the credit line could be terminated at a time when other sources of funds may not be available to the Company. In such an event, or if the creditor becomes unable to advance additional funds under the line, the Company may not be able to adequately fund its operations.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are incorporated by reference from pages F-1 through F-18 of the attached Appendix, and include the following:

         Consolidated Financial Statements of Summit Life Corporation and Subsidiaries

         (1)      Report of Independent Certified Public Accountants;

         (2)      Consolidated Balance Sheets as of December 31, 2002 and 2001;
         (3) Consolidated Statements of Operations for Years Ended December 31, 2002 and 2001;
         (4) Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2002 and 2001;
         (5) Consolidated Statements of Cash Flows for Years Ended December 31, 2002 and 2001; and
         (6)      Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of June 29, 2001, the Company's Board of Directors dismissed Grant Thornton LLP as the Company's independent accountants and appointed Gary Skibicki CPA, PC as the Company's independent accountants.

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

         During the two most recent fiscal years and through the date of this report, the Company has not had any disagreements with Grant Thornton LLP, except as set forth below in this paragraph, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton LLP would have caused Grant Thornton LLP to make reference thereto in their report on the consolidated financial statements of the Company for such periods. During the two most recent fiscal years and through the date of this report, the Company has had one disagreement with Grant Thornton LLP regarding the Company recording a gain on the March 6, 2001 sale of a communications site lease agreement (the "Lease Agreement"). SEE "ITEM 2 - DESCRIPTION OF PROPERTY." The Company interpreted certain provisions relating to Statement of Financial Accounting Standards ("FAS") 13 to allow the recording of a gain on the sale of the Nextel Lease Agreement as of the effective date of the sale in the amount of $186,000 because the Company did not retain any ownership in the lease revenue stream and the buyer had no recourse against the Company if the lease revenue stream did not continue. Grant Thornton LLP's review of the transaction indicated that the lease agreement was an operating lease and that pursuant to FAS 13 paragraph 22, the sale or assignment by the lessor of lease payments due under an operating lease should be accounted for as a borrowing. As such, Grant Thornton LLP recommended that the Company record the sale of the lease agreement as a borrowing as of the effective date of the sale.

         The Company's Audit Committee was informed of the disagreement by letter from Grant Thornton LLP. After considerable discussion, the Company accepted the recommendations of Grant Thornton LLP and did not record the gain as of the effective date of the sale of the Nextel Lease Agreement. The matter was resolved to the satisfaction of Grant Thornton LLP. The discussions between the Company and Grant Thornton LLP covered the accounting principles and literature related to the different types of leases and revenue recognition. The effect on the Company's first quarter financial statements was to eliminate $186,000 from income and record a like amount as a liability.

         The Company, during the course of evaluating Grant Thornton LLP's recommendation, discussed the recording of the gain on the sale of the Nextel Lease Agreement with Gary Skibicki CPA, PC. The discussions between the Company and Gary Skibicki CPA, PC covered the accounting principles and literature related to the different types of leases and revenue recognition. Gary Skibicki CPA, PC concurred with the recommendations of Grant Thornton LLP regarding the manner in which the sale should be recorded and, as stated above, the Company did record the sale of the Nextel Lease Agreement as a borrowing in accordance with the recommendations of Grant Thornton LLP. The Company authorized Grant Thornton LLP to respond fully to inquiries of Gary Skibicki CPA, PC, regarding the subject matter of the disagreement.

         The Company has requested Gary Skibicki CPA, PC to review the disclosure required by this Item 8 and Gary Skibicki CPA, PC has informed the Company that it concurs with the disclosure as set forth in this Item 8 concerning Gary Skibicki CPA, PC.

         Other than the disagreement set forth above, during the Company's two most recent fiscal years and through the date of this report, the Company has not had any reportable events as defined in Item 304 (a)(l)(iv) of Regulation S-B and there has not been a transaction similar to the sale of the Nextel Lease Agreement during the two most recent fiscal years or the subsequent interim period.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required will be contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required will be contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required will be contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required will be contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

                  (1) Financial Statements are attached hereto as Appendix A and included herein on pages F-1 through F-18.

                  (2) The exhibits set forth on the following Exhibit Index are filed with this Report or are incorporated by reference as set forth therein.

Exhibit
Number                                      Name of Exhibit
------                                      ---------------

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

10.3*    Escrow  Agreement  between  the  Company and UMB Bank (filed as Exhibit
         10.5 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference).

10.4* Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

10.5* Communications Site Lease Agreement dated March 6, 2001 between the Company and Nextel West Corp. and Amendment No. 1 thereto. (filed as
         Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference).

10.6     Agreement    dated   June   29,   2002    between   the   Company   and
         ______________________.

16*      Letter to SEC from Grant  Thornton  LLP dated July 13,  2001  (filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 13, 2001 and incorporated herein by reference).

Exhibit
Number                                      Name of Exhibit
------                                      ---------------

21.1     List of subsidiaries.

99.1 Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.

99.2 Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

99.3 Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.

* Previously filed.

     (b) There was no Form 8-K filed by the Company during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's principal executive officers and principal financial officers have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-KSB that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of
1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003                                    SUMMIT LIFE CORPORATION
                                                  an Oklahoma corporation

                                                  By:/s/ Charles L. Smith
                                                     ---------------------------
                                                     Charles L. Smith, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          NAME AND TITLE                                              DATE
          --------------                                              ----

/s/ James L. Smith                                                March 27, 2003
---------------------------
James L. Smith,
Chairman of the Board of Directors
Chief Executive Officer and Secretary
(Principal Executive Officer)


/s/ Charles L. Smith                                              March 27, 2003
---------------------------
Charles L. Smith,
President, Chief Operating Officer
Chief Financial Officer and Director
(Principal Financial Officer)

/s/ Quinton L. Hiebert                                            March 27, 2003
---------------------------
Quinton L. Hiebert,
Chief Accounting Officer


/s/ Gary Ellis                                                    March 27, 2003
---------------------------
Gary Ellis,
Director


/s/ Dean Brown                                                    March 27, 2003
---------------------------
Dean Brown,
Director


/s/ Thomas D. Sanders                                             March 27, 2003
---------------------------
Thomas D. Sanders,
Director

                                 CERTIFICATIONS

I, Charles L. Smith, President, Chief Operating Officer, Chief Financial Officer and a Director of Summit Life Corporation certify that:

1. I have reviewed this annual report on Form 10-KSB of Summit Life Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Date:  March 27, 2003

                                            /s/ Charles L. Smith
                                           -------------------------------------
                                           Charles L. Smith
                                           President, Chief Operating Officer,
                                           Chief Financial Officer, and Director

I, Quinton L. Hiebert, Chief Accounting Officer of Summit Life Corporation certify that:

1. I have reviewed this annual report on Form 10-KSB of Summit Life Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        Date:  March 27, 2003

                                                        /s/ Quinton L. Hiebert
                                                        ------------------------
                                                        Quinton L. Hiebert
                                                        Chief Accounting Officer

I, James L. Smith, Chief Executive Officer and a Director of Summit Life Corporation certify that:

1. I have reviewed this annual report on Form 10-KSB of Summit Life Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              Date:  March 27, 2003

                                               /s/ James L. Smith
                                              ----------------------------------
                                              James L. Smith
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Exhibit
Number                                      Name of Exhibit
------                                      ---------------

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

10.3*    Escrow  Agreement  between  the  Company and UMB Bank (filed as Exhibit
         10.5 to the Company's Registration Statement on Form SB-2, file number 333-55722 and incorporated herein by reference).

10.4* Designated Agency Officer Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, file number 333-65097 and incorporated herein by reference).

10.5* Communications Site Lease Agreement dated March 6, 2001 between the Company and Nextel West Corp. and Amendment No. 1 thereto. (filed as
         Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference).

10.6     Agreement    dated   June   29,   2002    between   the   Company   and
         ______________________.

16*      Letter to SEC from Grant  Thornton  LLP dated July 13,  2001  (filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 13, 2001 and incorporated herein by reference).

Exhibit
Number                                      Name of Exhibit
------                                      ---------------

21.1     List of subsidiaries.

99.1 Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.

99.2 Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

99.3 Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.

*        Previously filed.







                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                                   APPENDIX A








                    Consolidated Financial Statements

                    Summit Life Corporation and Subsidiaries

                    Years ended December 31, 2001 and 2002
                    with Report of Independent Auditors

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                    Summit Life Corporation and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2001 and 2002




                                    Contents

Report of Independent Certified Public Accountants...........................F-1

Consolidated Financial Statements:
   Consolidated Balance Sheets...............................................F-2
   Consolidated Statements of Operations.....................................F-4
   Consolidated Statements of Stockholders' Equity...........................F-5
   Consolidated Statements of Cash Flows.....................................F-6
   Notes to Consolidated Financial Statements................................F-7

                      [THIS PAGE LEFT BLANK INTENTIONALLY]

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To the Board of Directors
And Shareholders of Summit Life Corporation

I have audited the accompanying consolidated balance sheet of Summit Life Corporation and its Subsidiary, as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Life Corporation and its Subsidiary, as of December 31, 2002 and December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






Gary Skibicki, CPA, PC
Oklahoma City, Oklahoma
March 25, 2003

                     Summit Life Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,



                  ASSETS

                                                         2002           2001
                                                     -----------    -----------
INVESTMENTS
   Debt and equity securities                        $ 1,843,649    $ 2,903,470
   Notes receivable                                    1,048,714        992,033
   Policy loans                                          113,020        113,865
   Investments in limited partnerships                    32,404         30,800
                                                     -----------    -----------
                                                       3,037,787      4,040,168


CASH AND CASH EQUIVALENTS                              2,109,388      1,661,410

RECEIVABLES
   Accrued investment income                              41,689         54,993
   Other                                                  13,305         37,583
                                                     -----------    -----------
                                                          54,994         92,576


PROPERTY AND EQUIPMENT - AT COST
   Building and improvements                           1,017,140        129,419
   Furniture and equipment                               120,848        119,198
   Automobiles                                            22,015         22,015
                                                     -----------    -----------
                                                       1,160,003        270,632
     Less accumulated depreciation                      (153,738)      (130,870)
                                                     -----------    -----------
                                                       1,006,265        139,762
   Land                                                  321,000         56,000
                                                     -----------    -----------
                                                       1,327,265        195,762


OTHER ASSETS
Cost in excess of net assets of business acquired,
   less accumulated amortization of $20,000 in 2002
   and $15,000 in 2001                                    30,000         35,000
Deferred policy acquisition costs                        145,960        107,765
Value of purchased insurance business, less
   accumulated amortization of $231,023 in 2002
   and $145,364 in 2001                                  282,006        355,966
Deferred income taxes                                     31,800         37,240
Public offering costs                                          0         56,653
Other                                                     43,750         46,555
                                                     -----------    -----------
                                                         533,516        639,179
                                                     -----------    -----------

                                                     $ 7,062,950    $ 6,629,095
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.


                     Summit Life Corporation and Subsidiary

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  December 31,




                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    2002           2001
                                                                -----------    -----------
LIABILITIES
   Policy reserves and policyholder funds                       $ 5,777,027    $ 5,364,682
   Unpaid claims                                                     10,000         24,971
   Accounts payable                                                   8,910         63,116
   Accrued and other liabilities                                      9,950          8,233
   Notes payable                                                    277,364        111,206
                                                                -----------    -----------
                                                                  6,083,251      5,572,208

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value - authorized, 5,000,000;
   issued 2,691,255 in 2002, and 2,267,605 shares in 2001            26,913         22,676
Equity of holder's common stock equivalents                               0        422,200
Series A cumulative nonvoting preferred stock, $.001 par
   value - authorized, issued, and outstanding, 5,000 shares;
   stated at liquidation value                                      500,000        500,000
Series B noncumulative, nonvoting, convertible preferred
   stock, $.001 par value - authorized, 1,000,000 shares;
   issued and outstanding, 350,000 shares; stated at
   liquidation value                                                350,000        350,000
Additional paid-in capital                                        3,286,507      2,923,596
Common stock of parent held by subsidiary - 19,000 shares                 0        (95,000)
Accumulated other comprehensive income (loss)                        41,727         13,709
Accumulated deficit                                              (3,225,448)    (3,080,294)
                                                                -----------    -----------
                                                                    979,699      1,056,887
                                                                -----------    -----------

                                                                $ 7,062,950    $ 6,629,095
                                                                ===========    ===========










        The accompanying notes are an integral part of these statements.


                     Summit Life Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,


                                                                         2002           2001
                                                                     -----------    -----------
Revenues
   Insurance premiums and other considerations, net of reinsurance   $   268,721    $   359,533
   Investment income                                                     469,680        338,670
   Net realized (losses) on sale of available for sale securities        (26,661)        (7,792)
   Net realized gains (losses) on trading securities                       5,091       (139,527)
   Other                                                                  46,214         58,730
                                                                     -----------    -----------
                                                                         763,045        609,614


Benefits, losses, and expenses
   Policy benefits                                                       182,430        142,413
   Increase in policy reserves                                           209,254        220,251
   Interest                                                                  265         13,658
   Taxes, licenses, and fees                                              23,800         35,290
   Depreciation and amortization                                         110,041        101,312
   General, administrative, and other operating                          326,968        420,894
                                                                     -----------    -----------
                                                                         852,758        933,818

         Loss before income tax                                          (89,713)      (324,204)

Provisions for income taxes                                                5,441           --
                                                                     -----------    -----------

         Net loss                                                        (95,154)      (324,204)

Preferred stock dividends                                                 50,000         50,000
                                                                     -----------    -----------

         NET LOSS TO COMMON STOCKHOLDERS                             $  (145,154)   $  (374,204)
                                                                     ===========    ===========

Basic and diluted net loss per common share                                (0.05)         (0.15)
                                                                     ===========    ===========

Weighted average outstanding common shares, basic and diluted          2,681,523      2,419,037
                                                                     ===========    ===========







        The accompanying notes are an integral part of these statements.

                    Summit Life Corporation and Subsidiary

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001



                                                                                  Series A cumulative         Series B convertible
                                                          Common stock              preferred stock             preferred stock
                                                   -------------------------   -------------------------   -------------------------
                                                     Shares                      Shares      Liquidation     Shares      Liquidation
                                        Total        issued       Par value      issued          value       issued         value
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2001           $   975,300     2,267,605   $    22,676         5,000   $   500,000       350,000   $   350,000

Common stock subscribed, not issued      422,200          --            --            --            --            --            --

Cancellation of preferred stock             --            --            --            --            --            --            --
   subscription

Dividends on Series A preferred          (50,000)         --            --            --            --            --            --
   stock
Comprehensive loss
   Net loss                             (324,204)         --            --            --            --            --            --
   Other comprehensive income
     Unrealized gain on investment,
        net                               33,591          --            --            --            --            --            --
                                     -----------
           Comprehensive loss           (290,613)
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001           1,056,887     2,267,605        22,676         5,000       500,000       350,000       350,000

Common stock subscribed                    1,500          --            --            --            --            --            --

Close of public offering less
   Expense of $56,652                    (56,552)      423,700         4,237          --            --            --            --

Sale of stock held by subsidiary          95,000          --            --            --            --            --            --

Dividends on preferred stock             (50,000)         --            --            --            --            --            --

Adjustment                                  --             (50)         --            --            --            --            --

Comprehensive income
   Net loss                              (95,154)         --            --            --            --            --            --
   Other comprehensive income
   (loss)
     Unrealized gain on investments       28,018          --            --            --            --            --            --
                                     -----------

           Comprehensive loss            (67,136)

Balance at December 31, 2002         $   979,699     2,691,255   $    26,913         5,000   $   500,000       350,000   $   350,000
                                     ===========   ===========   ===========   ===========   ===========   ===========   ===========








        The accompanying notes are an integral part of these statements.




                    Summit Life Corporation and Subsidiary

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
                     Years ended December 31, 2002 and 2001




                                                      Common                   Accumulated
                                                     stock of                     other
                                     Additional       parent                  comprehensive                   Stock
                                       paid-in       held by        Stock        income      Accumulated  subscriptions
                                       capital      subsidiary    subscribed     (loss)        deficit      receivable
                                     -----------   -----------   -----------   -----------   -----------   -----------


Balance at January 1, 2001           $ 2,923,596   $   (95,000)  $   650,000   $   (19,882)  $(2,706,090)  $  (650,000)

Common stock subscribed, not issued         --            --         422,200          --            --            --

Cancellation of preferred stock             --            --        (650,000)         --            --         650,000
   subscription

Dividends on Series A preferred             --            --            --            --         (50,000)         --
   stock
Comprehensive loss
   Net loss                                 --            --            --            --        (324,204)         --
   Other comprehensive income
     Unrealized gain on investment,
        net                                 --            --            --          33,591          --            --

           Comprehensive loss
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001           2,923,596       (95,000)      422,200        13,709    (3,080,294)            0

Common stock subscribed                     --            --           1,500          --            --            --

Close of public offering less
   Expense of $56,652                    362,911          --        (423,700)         --            --            --

Sale of stock held by subsidiary            --          95,000          --            --            --            --

Dividends on preferred stock                --            --            --            --         (50,000)         --

Adjustment                                  --            --            --            --            --            --

Comprehensive income
   Net loss                                 --            --            --            --         (95,154)         --
   Other comprehensive income
   (loss)
     Unrealized gain on investments         --            --            --          28,018          --            --


           Comprehensive loss

Balance at December 31, 2002         $ 3,286,507   $         0   $         0   $    41,727   $(3,225,448)            0
                                     ===========   ===========   ===========   ===========   ===========   ===========




        The accompanying notes are an integral part of these statements.


                     Summit Life Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001

                                                                            2002           2001
                                                                        -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Net loss                                                            $   (95,154)   $  (324,204)
    Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                                      110,041         75,133
         Deferral of policy acquisition costs                               (52,522)       (60,323)
         Amortization of deferred policy acquisition costs                   14,327         26,179
         Interest credited to policyholder account balances                 159,433        183,144
         Gain on sale of investment securities, other than trading          (26,661)          --
         Other                                                               25,299        (23,608)
         (Increase) decrease in
             Trading securities                                               5,091       (139,527)
             Accrued investment income                                       13,304        (13,009)
             Other receivables                                               21,218        (27,655)
             Other assets                                                    (2,905)       (22,408)
         Increase (decrease) in
             Policy reserves                                                 66,277        (81,491)
             Unpaid claims                                                  (14,971)      (150,980)
             Accounts payable                                               (54,206)        23,658
             Accrued and other liabilities                                    1,717         (7,191)
                                                                        -----------    -----------
                  Net cash used in operating activities                     176,098       (542,282)

Cash flows from investing activities
    Purchases of investment securities, other than trading                 (192,505)      (897,584)
    Proceeds from disposition or maturities of investment securities,
      other than trading                                                  1,275,253      1,231,025
    Net investment in limited partnerships                                   (1,604)        26,500
    Issuance of notes receivable                                           (160,000)      (250,000)
    Payments received on notes receivable                                   103,319        199,845
    Increase (decrease) in policy loans                                         845         80,483
    Purchase of property and equipment                                   (1,152,721)        (2,628)
    Proceeds from sale of assets                                               --           16,713
                                                                        -----------    -----------
                  Net cash provided by investing activities                (127,413)       404,354

Cash flows from financing activities
    Deposits to policyholder account balances                               401,797        166,783
    Withdrawals from policyholder account balances                         (215,162)      (415,675)
    Payments on notes payable                                                  --         (475,395)
    Proceeds from issuance of notes payable                                 166,158        338,347
    Proceeds from acquisition of business                                      --          433,392
    Proceeds from sale of common and preferred stock                         96,500        422,200
    Dividends paid on preferred stock                                       (50,000)       (50,000)
    Public offering costs                                                      --          (56,652)
                                                                        -----------    -----------
                  Net cash provided by (used in) financing activities       399,293        363,000
                                                                        -----------    -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                          447,978        225,072

Cash and cash equivalents at beginning of year                            1,661,410      1,436,338
                                                                        -----------    -----------

Cash and cash equivalents at end of year                                $ 2,109,388    $ 1,661,410
                                                                        ===========    ===========



        The accompanying notes are an integral part of these statements.

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES



         1.       Basis of Consolidation and Nature of Operations
                  -----------------------------------------------

Summit Life Corporation ("SLC") is an Oklahoma corporation chartered on April 12, 1994 that primarily markets life insurance and annuity policies through its wholly owned insurance subsidiary, Great Midwest Life Insurance Company ("Great Midwest"), a Texas corporation acquired on January 13, 1999. The consolidated financial statements include the accounts of each of these corporations with inter-company transactions and balances eliminated. Subsequent references to "the Company" pertain to the consolidated financial statements.

SLC is a holding company and manages its operations as well as Great Midwest's which primarily include marketing/servicing life insurance and annuity products in Texas and Oklahoma. Great Midwest is required to maintain an investment portfolio to cover potential claims plus preserve a minimum $800,000 statutory capital and surplus. In 2002, Great Midwest paid SLC $114,588 for management services.

         2.       Use of Estimates
                  ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect financial statements and disclosures; accordingly, actual results could differ from those estimates.

         3.       Accounting Pronouncements Adopted in 2002
                  -----------------------------------------

During 2002, the Financial Accounting Standards Board issued the following statements of financial accounting standards ("SFAS"). Adoption of these standards did not have a material effect on the financial position, results of operations, or on discloses within the financial statements.

                  (1) SFAS No 142 - Goodwill and Intangible Assets
                  (2) SFAS No 143 - Retirement of Tangible Long Lived Assets
                  (3) SFAS No 144 - Impairment on Disposal of Long Lived Assets

         4.       Accounting Pronouncements Adopted in 2001
                  -----------------------------------------

During 2001, the Financial Accounting Standards Board issued the following statements of financial accounting standards ("SFAS"). Adoption of this standard did not have a material effect on the financial position, results of operations, or on disclosures within the financial statements.

                  (1)      SFAS No. 141 - Business Combinations

         5.       Cash and Cash Equivalents
                  -------------------------

Cash equivalents include time deposits and certificates of deposit with maturities when acquired of three months or less, and money market funds.

The Company maintains its cash and cash equivalents in accounts that may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on these accounts.

         6.       Investments
                  -----------

The Company accounts for certain investments in debt and equity securities as follows:

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


         a) Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
         b) Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
         c) Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder equity as other comprehensive income (loss).

For individual securities classified as available-for-sale or held-to-maturity, non-temporary declines in specifically identified securities below cost or amortized cost result in write-downs included in operations. The specific identification method is followed for determining the cost of securities sold.

Notes receivable and policy loans are stated at the total of unpaid balances less estimated uncollectible amounts.

Investments in limited partnerships are accounted for on the equity method. Accordingly, the Company's share of the partnerships' earnings or losses are included in the consolidated operating statement with corresponding adjustments made to the carrying amounts on the balance sheet.

Investments in real estate are carried at depreciated cost.

         7.       Property and Equipment
                  ----------------------

Depreciation is allocated to assets over estimated economic lives using the straight-line method. Estimates of economic lives range from five to forty years.

Investment and operating assets are reviewed for impairment whenever events, circumstances, or changes in market value indicate that the related carrying amount(s) may not be recoverable. Any required write-downs are based upon the current fair value of the asset.

An office and warehouse property was acquired on July 31, 2002 for $529,871 approximately two blocks from the existing corporate office. During the fourth quarter of 2002 additional storage units housed within three new buildings were constructed for another $622,850. Approximately $13,000 in office rental income was received from existing tenants in 2002, which is included in the $469,680 in investment income, while storage unit rentals are not expected to occur until 2003.

         8.       Cost in Excess of Net Assets of Business Acquired
                  -------------------------------------------------

Cost in excess of net assets of business acquired is amortized for 10 years on a straight-line basis. In 1999 Great Midwest was purchased with a $50,000 commission being amortized at $5,000 per year. Management reviews acquisition, amortization, and valuation amounts for impairment by evaluating future benefits of the net income earned to determine whether impairment has occurred.

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


         9.       Income Taxes
                  ------------

For the year ended December 31, 2002, SLC and Great Midwest will elect to file consolidated income tax returns. In 2003 Great Midwest will dissolve as part of the acquisition of Security General Life Insurance Company ("Security General"). By filing a consolidated tax return the combined entities will maximize the preservations of existing net operating losses. SLC has a net operating loss carryforward of $1,777,561, and by filing a 2002 consolidated return a portion will be available in future years.

Current tax expense is based on estimated taxes payable or refundable on current year tax returns. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and loss carryforward. The measurement of deferred tax assets is based on provisions of enacted laws and are reduced by the amount of tax benefits that based on available evidence may not be realized. For the year ended December 31, 2002 a deferred tax asset of $31,800 is recognized which is the amount of tax benefit management calculates beyond any reasonable doubt will be utilized in 2003.

         10.      Deferred Policy Acquisition Costs
                  ---------------------------------

Deferred acquisition costs are those costs that vary with, and are primarily related to, the acquisition of new and renewal insurance contracts. Commissions and other costs such as underwriting and medical exam fees that are principally related to insurance contracts issued or renewed during the year are considered acquisition costs. Acquisition costs are capitalized and amortized to operating expenses in proportion to premium revenue recognized over the estimated lives of the policies. Deferred policy acquisition costs for investment products, mainly single premium deferred annuities, are amortized with interest in proportion to the value of expected gross profits as determined by estimated investment yields, mortality, surrender expenses, and persistency experience over the lives of the policies. Deferred policy acquisition costs are examined periodically to insure that the unamortized balance does not exceed amounts expected to be recovered from future profits. Acquisition costs that vary in a constant relationship to premiums or insurance in force, are recurring in nature, or incurred in level amounts from period to period are charged to expense in that period.

         11.      Value of Purchased Insurance Business
                  -------------------------------------

Value of purchased insurance business represents the actuarially determined present value of estimated net cash flows embedded in existing insurance contracts when acquired. The Company estimates that insurance contracts have an average economic life of twenty years, and purchased insurance contracts are amortized over that time period in proportion to the expected decline in net cash flows of that year. Interest is calculated on unamortized values at the annual rate of 6.5%. At December 31, 2002 approximately 13% of the unamortized value of purchased insurance business is expected to be amortized in each of the next five years based on current conditions and assumptions as to future events on acquired policies in force.

A summary of the value of purchased insurance business for the years ended December 31:

                                                           2002         2001
                                                         ---------    ---------
         Balance, beginning of year                      $ 355,966    $ 321,851
         6.5% on Unamortized Balance                        15,678       20,920
         Amortization on Beginning Balance                 (85,659)     (62,649)
         Cost of Acquired Policies From
              Presidential Life Insurance Co - 2001           --         77,608
         Presidential Amortization                          (3,979)      (1,764)
                                                         ---------    ---------
         Balance, end of year                            $ 282,006    $ 355,966

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


         12.      Revenues, Policy Reserves and Policyholder Funds
                  ------------------------------------------------

Premiums received on deferred annuities and annuities without life contingencies are recorded as liabilities (deposits) into policyholder account balances. Great Midwest earns revenues from these contracts primarily from surrender charges and administrative fees. Premiums for life insurance products and annuities with life contingencies, including annuities with life contingency settlement options, are recognized when due.

Policyholder account balances include amounts received from policyholders, plus interest credited, less withdrawals and administrative fees deducted by Great Midwest. The liabilities for future policy benefits for annuities with life contingencies are actuarially computed at the present value of future benefits which includes investment yields and mortality assumptions.

Policy reserves for life insurance contracts are computed based on mortality, morbidity, withdrawals, investment yields and prior experience or other contingencies that could unfavorably increase reserves. Reserve interest assumptions range from 3.0% to 5.5%. Policy reserves for life insurance products are the same for financial and statutory reporting purposes. Life insurance benefit claims are charges to operating expenses in the period that the claims are incurred. All life insurance related benefits, claims, losses, and expenses are reported net of reinsurance ceded.

         13.      Earnings (Loss) Per Share Common

Earnings (loss) per common share is computed based upon net earnings (loss) after deduction of preferred stock dividends, divided by the weighted average number of common shares during each period. For both 2002 and 2001, Series B convertible preferred stock (see Note D) is antidilutive and therefore basic and diluted loss per common share are the same.

         14.      Other Comprehensive Income (Loss)
                  ---------------------------------

Accumulated other comprehensive income (loss) consists solely of net unrealized investment gains (losses) on debt and equity securities not classified as either held to maturity or trading securities.


Unrealized gain (loss) on investments consists of the following for the years ended December 31:

                                                              2002       2001
                                                            --------   --------

Beginning Other Comprehensive Income (Loss)                 $ 13,709   $(19,882)
Unrealized Appreciation Of Securities                         31,000     33,591
                                                            --------   --------
Accumulated Other Comprehensive Income (Loss)               $ 44,709   $ 13,709

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE B - INVESTMENTS

Investments in securities are summarized as follows for December 31, 2002.

                                 COST/       GROSS         GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     ESTIMATED
TYPE OF INVESTMENT               COST        GAINS        LOSSES      FAIR VALUE
--------------------------------------------------------------------------------

Debt Securities -
    Held to Maturity
    US Treasury and Federal
    Mortgage Assoc. Bonds     $  379,841   $   42,832   $     --      $  422,673
    Corporate Bonds               43,219         --         (2,474)       40,745
Debt Securities -
    Available For Sale
    US Treasury & Other
    US Govt. Agencies            986,983       48,241         --       1,035,224
Industrial and
    Miscellaneous                 75,000        3,695         --          78,695
                              --------------------------------------------------
Total Debt Securities
    Available For Sale        $1,485,043   $   94,768   $   (2,474)   $1,577,337
                              ==================================================
Equity Securities -
    Trading                         --           --           --      $   66,353
Equity Securities -
    Available For Sale              --           --           --      $  159,740
Equity Securities -
    Other                     $   66,788   $   12,487         --      $   79,275



Investments in securities are summarized as follows for December 31, 2001.

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

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE B - INVESTMENTS (CONTINUED)


Equity Securities - Other - consists of 26,250 shares of First Alliance Corporation (FAC) common stock which thru December 31, 2001 was carried at cost plus stock dividends received through December 30, 2001. The stock was restricted as to sale or transfer and FAC retained the right of first refusal to purchase the shares through December 30, 2001. On November 8, 2002 FAC entered into an agreement to exchange all outstanding shares for Citizens, Inc., a Colorado corporation at an exchange value of $3.02 per share which increases the stock value to $79,275. The agreement was approved by the shareholders of FAC and during the first quarter of 2003 the actual exchange, 1 share of FAC for ..449806 shares of Citizens, Inc., will take place.

The amortized cost and estimated fair values of debt securities, by contractual maturity, at December 31, 2002 are summarized below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay indebtedness without prepayment penalties.

                                   Held to Maturity         Available for Sale
                               -----------------------   -----------------------
                               Amortized    Estimated    Amortized    Estimated
                                  Cost      Fair Value      Cost      Fair Value
                               -------------------------------------------------

Due Six to Ten Years           $     --     $     --     $     --     $     --

Due after Ten Years               222,562      250,685       75,000       78,695

Mortgage Backed Securities        200,498      212,733      986,983    1,035,224
                               -------------------------------------------------

Total                          $  423,060   $  463,418   $1,061,983   $1,113,919
                               =================================================

The amortized cost and estimated fair value of debt securities, by contractual maturity, at December 31, 2001 are summarized below.


                                   Held to Maturity         Available for Sale
                               -----------------------   -----------------------
                               Amortized    Estimated    Amortized    Estimated
                                  Cost      Fair Value      Cost      Fair Value
                               -------------------------------------------------

Due Six to Ten Years           $     --     $     --     $     --     $     --

Due after Ten Years               178,566      187,906         --           --

Mortgage Backed Securities        101,305      105,080    2,018,884    2,036,566
                               -------------------------------------------------

Total                          $  279,871   $  292,986   $2,018,884   $2,036,566
                               =================================================



Proceeds from sales of available-for-sale-securities approximated $1,129,081 in 2002 and $1,231,000 in 2001. Gross gains on available-for-sale-securities were $1,983 in 2002 and $4,310 in 2001 while gross losses were $32,518 in 2002 and $0 for 2001.

Trading securities gains were $5,091 for 2002 while trading securities losses were $139,527 in 2001.

Included in 2002 investment income is $211,000 deposited from the sale of a communication tower lease on June 28, 2002. On March 6, 2001 Great Midwest entered into a five-year lease with Nextel Corporation to lease approximately 1,500 square feet of land to construct a communication tower. The lease, which was renewable for five successive five-year terms, was purchased for $211,000 by an unaffiliated party.



Notes receivable consist of the following at December 31:

                          Original       Pct                                2002       2001
Type of Loan    Date       Amount        Int      Term    Status           Balance    Balance
------------    ----       ------        ---      ----    ------           -------    -------
Secured
Real Estate    1/5/98     $240,000      8.00%    10 yrs   Current         $145,550   $167,870

Secured
Real Estate    7/30/98      59,200      9.75%    10 yrs   Current              -0-     38,495

Secured
Real Estate    4/29/00      47,000      6.50%    30 yrs   Current           43,011     46,152

Secured
Real Estate    4/29/00      47,000      6.50%    30 yrs   Current           43,011     46,152

Secured
Real Estate    11/10/00     42,000      7.00%    10 yrs   Current           35,489     38,733

Secured
Real Estate    7/11/00     225,000      6.25%    3 yrs    Current          225,000    225,000

Secured
Real Estate    2/1/00      100,000      6.25%    10 yrs   Current          100,000    100,000

Secured
Real Estate    1/5/98       50,000      8.00%    10 yrs   Current           30,322     34,973

Unsecured
Individual     11/1/00      41,345      7.00%    4 yrs    3 mo past due     26,681     32,065

Unsecured
Corporate      3/3/02       12,500      8.00%    1 yr     Current           12,500     12,593

Unsecured
Corporate      12/5/02     100,000      5.75%    1 yr     Current           77,150    100,000

Unsecured
Corporate      8/23/02     150,000      7.00%    1 yr     Current          150,000    150,000

Unsecured
Limited
Liability Co   5/31/02     160,000      5.75%    66 mo    Current          160,000       --
                         ----------                                      ----------   ----------

                         $1,274,045                                      $1,048,714    $992,033

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE C - NOTES PAYABLE

Note payable consisted of the following at December 31:
                                                               2002       2001
                                                             --------   --------

Uncollateralized Loan From Shareholder                       $245,629   $ 79,000
Uncollateralized Loan From Corporation                         31,400     27,998
Bank Loan, Six and  95/100% note payable                          335      4,208
    collateralized by vehicle. Final payment
    January 2003                                             --------   --------
                  Total Notes Payable                        $277,364   $111,206

On March 31, 2001 the Company entered into a $500,000 line of credit agreement with the principal shareholder and director of the corporation. The terms of the agreement provide for the corporation to draw a maximum of $500,000 as needed at 0% interest without collateral.

NOTE D - STOCKHOLDERS' EQUITY

On April 23, 1999  non-voting  Series A Cumulative  Preferred  Stock was created with 5,000 shares issued and outstanding on December 31, 2001. The Series A Preferred Stock has liquidation priority ($100 per share plus dividend arrearages, if any) over common stock upon dissolution.

On September 29, 2000 Series B Convertible Preferred Stock was created. The Series B Preferred Stock is noncumulative, non-voting and is convertible on a one-to-one basis into shares of common stock at the option of the holders after March 31, 2003. The Series B Preferred Stock is senior to common stock and junior to Series A Preferred Stock in dividend priority. At December 31, 2001 there were 350,000 shares of Series B Preferred Stock outstanding and upon liquidation is ranked equivalent to Series A Preferred Stock as to per share liquidation value ($1.00 per share) and unpaid dividends.

On June 30, 2002 the Company sold 19,000 shares of its common stock, which were owned by Great Midwest, to an unaffiliated third party for $95,000. Additionally, in 2002 the Company finalized the sale of 423,700 shares of common stock with the net effect being an increase in common stock at par of $4,237 and an increase of $362,911 in additional paid in capital. Most of the proceeds were received in 2001 and reported in the equity section of the balance sheet as common stock equivalents of $422,200 which were set off by $56,653 in public offerings cost shown under "Other Assets" on the December 31, 2001 balance sheet.

NOTE E - INCOME TAX

The Company's net operating loss carryforward for tax purposes, which begins expiring in 2010, are as follows:

                                                            2002          2001
                                                         ----------   ----------

               Summit Life Corporation                   $1,666,794   $1,834,653
               Great Midwest                                102,422       75,605
                                                         ----------   ----------
                                 Total                   $1,769,216   $1,910,258
                                                         ==========   ==========

In 2001 SLC and Great Midwest filed separate income tax returns while in 2002 an election will be made to file consolidated returns. In 2003 Great Midwest will dissolve and by filing a 2002 consolidated tax return existing net operating losses will be available.

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001

NOTE E - INCOME TAX (CONTINUED)


         SLC and Great Midwest have both capital loss and net operating losses available with the deferred tax benefit of each summarized below. The calculations and assumptions regarding the December 31, 2002 deferred tax asset of $31,800 are based upon anticipated known tax benefit resulting from the 2003 dissolution of Great Midwest and accordingly only part of the capital loss carryforward is recognized. Additionally, none of the net operating loss benefit is recognized inasmuch as is reasonable that those tax benefits will not be realized.

The components of net deferred tax assets and the related valuation allowance are as follows:

                                                           2002         2001
                                                         ---------    ---------
Deferred Tax Assets
    Net Operating Loss Carryforwards                     $ 283,457    $ 288,600
    Capital Loss Carryforwards                              89,992       63,650
    Policy Reserves and Policyholder Funds                    --          7,397
    Other                                                     --          1,167
    Valuation Allowance for Deferred Taxes                (299,348)    (263,258)
                                                         ---------    ---------
                                                            74,101       97,556
                                                         ---------    ---------
Tax Deferred Liabilities
    Value of Purchased Insurance Business                  (42,301)     (54,445)
             Depreciation                                     --           (832)
    Other                                                     --         (5,039)
                                                         ---------    ---------
                                                           (42,301)     (60,316)

Net Deferred Tax Asset                                   $  31,800    $  37,240
                                                         =========    =========

Increase (Decrease) in Valuation Allowance               $  36,070    $ (30,408)
                                                         =========    =========

In 2003 the Company has incurred on the sale and liquidation of Great Midwest a net capital gain of $212,000. Using a statutory tax rate of 15% actual taxes will be $31,800 which reconciles to the December 31, 2002 tax benefit.

A reconciliation of income tax benefits at the statutory rate to the Company's effective tax rate at December 31 is as follows:

                                                           2002         2001
                                                         ---------    ---------

Expected Statutory Rate                                        15%          34%
Small Life Insurance Company Deduction (60%)                    (9)         (20)
Net Effect Tax Loss Carryforwards                               (6)         (14)
                                                         ---------    ---------

Effective Tax Rate                                              0%           0%
                                                         =========    =========


NOTE F - RELATED PARTY TRANSACTIONS

From time to time, the Company makes advances to and receives advances from affiliates, generally officers and stockholders. Such advances have no specified repayment terms but are generally short-term in nature. At the end of December 31, 2002 and December 31, 2001 there was $10,000 owed to the Company.

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001


NOTE G - COMMITMENTS AND CONTINGENCIES

Under its annuity contracts Great Midwest is committed to credit interest on policyholder account balances at guaranteed rates. During the first year, the guaranteed rates range up to 7.8%. After the first year, the lowest guaranteed rate is 3%.

Most states have established guaranty fund associations to ensure that policyholders receive the benefit of the insurance products they have purchased. The guaranty funds receive their funding through assessments to companies that write business in the respective states. Great Midwest is liable for such mandatory assessments upon notification by the states; however, such assessments may be partially recovered through a reduction in future premium tax.

Certain investments with carrying values of $320,610 and $279,871 were pledged to regulatory authorities in accordance with regulatory requirements at December 31, 2002 and 2001 respectively.

The Company leases certain equipment used in operations. Rent expense under these leases approximated $800 in 2002 and $1,600 in 2001.

The Company is involved in various legal actions relating to its operation. Management believes that losses, if any, arising from such actions will not be material to the Company's consolidated financial statements.

NOTE H - STATUTORY CAPITAL AND SURPLUS

Great Midwest prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the domiciliary state insurance department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC has approved the Codification of Statutory Accounting Practices effective on January 1, 2001. Great Midwest has determined that the primary effect of Codification is that goodwill can now be recorded as an admitted asset on its statutory financial statements.

Great Midwest is required by the Texas Insurance Commissioners office to maintain statutory capital and surplus of at least $800,000 and at December 31, 2002 the amount was $810,142. On December 20, 2002 the Company signed an agreement to acquire Security General and in the first quarter of 2003 Great Midwest will dissolved with all insurance and annuity contracts, assets and liabilities sold to Security General. Security General is licensed in multiple states and with operations expected to expand to approximately 15 of these states, no dividends are planned in 2003.

In 2001 the Company requested a review by the Securities and Exchange Commission ("SEC") of its accounting treatment of the sale and repurchase of a real estate lease. The sale and repurchase of the lease resulted in reporting $186,000 of income during 2001 but upon the request of the SEC the gain was reversed and accordingly the audited 2001 financial statements did not include it.

The transaction also impacted statutory financial reports prepared by Great Midwest but because in 2002 the same lease was resold at a $211,000 gain the issued ended.

                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 2002 AND 2001


NOTE I - REGULATORY MATTERS

At periodic intervals, the domiciliary state insurance department routinely examines the insurance company subsidiary's statutory financial statements as part of their legally prescribed oversight of the insurance industry. Based on these examinations, the regulators can direct that the subsidiary's statutory financial statements be adjusted in accordance with their findings.

NOTE J - REINSURANCE

Great Midwest reinsures that portion of insurance risk that is in excess of its retention limits, generally under yearly renewable term contracts. Retention limits range up to $5,000 on life policies. Reinsurance premiums are recognized as a reduction of insurance premiums and other considerations over the policy term and totaled $37,000 for 2002 and $47,000 for 2001.

Reinsurance does not discharge or diminish the primary liability of the Company on the risks reinsured; however, it does serve to limit the Company's maximum loss of risks. The Company would be liable for the reinsurance risks ceded to other companies in the event that reinsurers were unable to meet their obligations.

At December 31, 2001 reinsurance recoverables on policy claims were $25,000 and was received January 2002. No recoverables were due the Company at December 31, 2002.

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

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2002 and 2001 respectively. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the consolidated financial statements.

Except as identified, all of the Company's financial instruments are held for purposes other than trading. The fair values of debt and equity securities are estimated based on quoted market prices for those or similar investments. The carrying value of secured notes receivable and policy loans approximate fair value The carrying amounts of cash, cash equivalents, short-term investments, and receivables approximate fair values because of the short maturity of those assets. Net cash surrender value is used in determining the fair value of investment contracts. Estimated fair value of notes payable is the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.


                     SUMMIT LIFE CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2002 AND 2001


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


                                                   2002                      2001
                                          Carrying        Fair      Carrying      Fair
FINANCIAL ASSETS                           Amount        Value       Amount       Value
----------------                         ----------   ----------   ----------   ----------
Debt Securities - Held to Maturity       $  423,060   $  423,060   $  279,871   $  279,871
Debt Securities - Available For Sale      1,113,919    1,113,919    2,180,629    2,180,629
Equity Securities - Available For Sale      159,740      159,740      291,248      291,248
Equity Securities - Trading                  67,655       67,655       84,934       84,934
Equity Securities - Other                    79,275       79,275       66,788         --
Notes Receivables                         1,048,714      977,257      992,033      937,389
Policy Loans                                113,020      113,020      113,865      113,865
Cash and Cash Equivalents                 2,109,388    2,109,388    1,661,410    1,661,410
Other Receivables                            54,994       54,994       92,576       92,576

FINANCIAL LIABILITIES
---------------------
Policy Holder Account
Balances - Investment Contracts          $4,439,445   $4,319,537   $4,063,756   $3,933,403
Notes Payable                               277,364      277,364      111,206      111,206


NOTE M - BUSINESS ACQUISITIONS

On December 20, 2002 the Company signed an agreement to acquire Security General for $1,990,000. The Company intends to fund the purchase with liquidation proceeds from Great Midwest and the sale of preferred stock. Great Midwest's insurance and annuity business has been transferred to Security General which, beginning in 2003, will be the sole subsidiary of SLC. The Company paid $490,000 for Security General's state charters and licenses and $1,500,000 for capital and surplus. No insurance or annuity contracts were included in the acquisition but the additional charters will now permit operations in additional states. The purchase was closed on February 14, 2003 and the transaction did not have an impact on the Company's 2002 financial statements.