Form 10QSB
period 2003-03-31
SUMMIT LIFE CORP
filed 2003-05-15
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 2003

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of May 14, 2003 was 2,691,255. Transitional Small Business Disclosure Format
(check one): Yes    No X
                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 2003 (unaudited) and
        December 31, 2002....................................................  3

        Consolidated Statements of Operation - Three months ended
        March 31, 2003 and 2002 (unaudited)..................................  5

        Consolidated Statement of Stockholders' Equity - Three months ended
        March 31, 2003 (unaudited)...........................................  6

        Condensed Consolidated Statement of Cash Flows - Three months ended
        March 31, 2003 and 2002 (unaudited)..................................  7

        Notes to Consolidated Financial Statements...........................  8

    Item 2. Management's Discussion and Analysis or Plan of Operation......... 9

    Item 3. Controls and Procedures.......................................... 11

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K................................. 12

    Signatures............................................................... 13

    Certifications........................................................... 14


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                        March 31, 2003      December 31, 2002
                                                       -----------------    -----------------
                                                          (Unaudited)
INVESTMENTS
      Debt securities-held to maturity                 $         423,289    $         423,060
      Debt securities-available for sale                         960,853            1,113,919
      Equity securities-trading                                   88,942               67,655
      Equity securities-available for sale                       133,090              159,740
      Equity securities-other                                          0               79,275
      Mortgages                                                  892,699              622,383
      Notes receivable                                           485,579              426,331
      Short-term investments                                           0                    0
      Policy loans                                               117,788              113,020
      Investment in lim                                           32,404               32,404

                                                       -----------------    -----------------
                                                               3,134,644            3,037,787

CASH AND CASH EQUIVALENTS                                      2,954,680            2,109,388

RECEIVABLES
      Accrued investment income                                   57,772               41,689
      Other                                                       14,318               13,305
                                                       -----------------    -----------------
                                                                  72,090               54,994

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                1,017,140            1,017,140
      Furniture and equipment                                    120,848              120,848
      Automobiles                                                 22,015               22,015
                                                       -----------------    -----------------
                                                               1,160,003            1,160,003
             Less accumulated depreciation                      (167,333)            (153,738)
                                                       -----------------    -----------------
                                                                 992,670            1,006,265
      Land                                                       321,000              321,000
                                                       -----------------    -----------------
                                                               1,313,670            1,327,265
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization              28,750               30,000
      Deferred policy acquisition costs                          148,360              145,960
      Value of purchased insurance business                      262,066              282,006
      Deferred income taxes                                       31,800               31,800
      Other                                                      540,458               43,750
                                                       -----------------    -----------------
                                                               1,011,434              533,516
                                                       -----------------    -----------------

                                                       $       8,486,518    $       7,062,950
                                                       =================    =================

The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,     December 31,
                                                                        2003            2002
                                                                    ------------    ------------
                                                                     (Unaudited)
LIABILITIES
      Policy reserves and policyholder funds                        $  5,753,629    $  5,777,027
      Unpaid claims                                                        5,000          10,000
      Accounts payable                                                    22,887           8,910
      Accrued liabilities                                                  9,972           9,950
      Notes payable                                                    1,804,255         277,364
      Other liabilities                                                        0               0
                                                                    ------------    ------------
                                                                       7,595,743       6,083,251


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value                                        26,913          26,913
      Preferred stock, series A, $.001 par value, stated at
              liquidation value                                          500,000         500,000
      Preferred stock, series B, $1.00 par value                         350,000         350,000
      Additional paid-in capital                                       3,286,507       3,286,507
      Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation) of available         38,194          41,729
      for sale securities
      Accumulated deficit                                             (3,310,839)     (3,225,448)

                                                                    ------------    ------------
                                                                         890,775         979,699

                                                                    ------------    ------------
                                                                    $  8,486,518    $  7,062,950
                                                                    ============    ============












The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 30,
                                                                              --------------------------
                                                                                                                -----------------
                                                                                  2003           2002
                                                                              -----------    -----------
Revenues
           Insurance premiums                                                 $    57,970    $    58,571
           Reinsurance premium ceded                                               (7,267)        15,169
                                                                              -----------    -----------
                Net premium income                                                 50,703         73,740
           Investment activity
                Investment income                                                  55,084         67,399
                Net realized gains on sale of available for sale securities           454           --
                Net gains (losses) on trading securities                           (7,519)        14,063
           Other                                                                    3,127         18,685
                                                                              -----------    -----------
                                                                                  101,849        173,887
Benefits, losses and expenses
           Policy benefits                                                         27,748         54,422
           Change in policy reserves                                               38,901         17,870
           Interest expense                                                             2             74
           Taxes, licenses and fees                                                 7,211          5,581
           Depreciation and amortization                                           22,478         23,697
           General, administrative and other operating expenses                    90,900         82,077
                                                                              -----------    -----------
                                                                                  187,240        183,721
                                                                              -----------    -----------
                Earnings (Loss)
                  before income taxes                                             (85,391)        (9,834)

Provision for income taxes                                                           --
                                                                                             -----------
                                                                              -----------    -----------

                NET EARNINGS (LOSS)                                           $   (85,391)   $    (9,834)

Preferred Stock Dividend Requirement                                               12,500
                                                                                                  12,500
                                                                              -----------    -----------

                NET EARNINGS (LOSS) APPLICABLE
                TO COMMON SHARES                                              $   (97,891)   $   (22,334)
                                                                              ===========    ===========
Earnings (Loss) per common share -
      Basic and diluted
                                                                              $     (0.04)   $     (0.01)
                                                                              ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                                         2,691,305      2,670,861
                                                                              ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                                  Series A cumulative         Series B convertible
                                                         Common Stock               Preferred Stock             Preferred Stock
                                                   -------------------------   -------------------------   -------------------------
                                                                                 Shares        Liquid-       Shares        Liquid-
                                                     Shares          Par          Out-          ation         Out-          ation
                                       Total         Issued         Value       standing        Value       standing        Value
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2003          $   979,699      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000

Dividends on preferred stock               --             --            --            --            --            --            --

Common stock subscribed                    --             --            --            --            --            --            --

Comprehensive income
   Net income (loss)                    (85,391)          --            --            --            --            --            --
  Other comprehensive inc. (loss)
  Unrealized gain on investments         (3,533)          --            --            --            --            --            --
                                    -----------

        Comprehensive inc. (loss)       (88,924)
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2003           $   890,775      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000
                                    ===========    ===========   ===========   ===========   ===========   ===========   ===========


                                                  Accumulated
                                                    Other
                                    Additional   Comprehensive
                                      Paid-in       Income       Accumulated
                                      Capital       (Loss)         Deficit
                                    -----------   -----------    -----------

Balance at January 1, 2003          $ 3,286,507   $    41,727    $(3,225,448)

Dividends on preferred stock               --            --             --

Common stock subscribed                    --            --             --

Comprehensive income
   Net income (loss)                       --            --          (85,391)
  Other comprehensive inc. (loss)
  Unrealized gain on investments           --          (3,533)          --


        Comprehensive inc. (loss)
                                    -----------   -----------    -----------

Balance at March 31, 2003           $ 3,286,507   $    38,194    $(3,310,839)
                                    ===========   ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $    26,154    $    46,431

Net cash provided by (used in) investing activities           (154,806)        52,415

Net cash provided by (used in) financing activities            973,944        (11,358)

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                 845,292         87,488

Cash and cash equivalents at the beginning of the period     2,109,388      1,661,410
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 2,954,680    $ 1,748,898
                                                           ===========    ===========



















The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2002.

NOTE B - SUBSEQUENT EVENTS

The Company financed the acquisition of Security General Life Insurance Company during the first quarter of 2003, in part, with a $1,500,000 bridge loan. The loan was to be repaid using proceeds from the liquidation of Great Midwest Life Insurance Company and in the event such proceeds were insufficient to repay the loan, the Company intended to sell shares of a series of its preferred stock to pay any remaining balance of the loan. The offering of preferred stock was deferred, and the Company repaid the loan in April 2003 with proceeds from the liquidation of Great Midwest Life Insurance Company and with funds in the amount of approximately $440,058, which the Company borrowed from Security General Life Insurance Company. The Company advised the Oklahoma Insurance Department during the acquisition of Security General Life Insurance Company that such transactions might occur as part of the liquidation of Great Midwest Life Insurance Company and agreed to advise the Department with the appropriate filings. Such filings were made with the Department prior to the filing of this statement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance and financial services industries, the impact of competition and product pricing, changing market conditions, the risks disclosed in the
Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2002 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIOn," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

         The Company's primary focus is its life insurance operations.

Results of Operations

         Three Months Ended March 31, 2003 Compared to Three Months ended March 31, 2002

         Revenue. Total revenues decreased from $173,887 to $101,849 for the three months ended March 31, 2002 and March 31, 2003, respectively. Revenues attributable to life insurance decreased $23,037 from $73,740 to $50,703 for the three months ended March 31, 2003, compared to the same period ended March 31, 2002. The decrease was due primarily to recoveries made during the first quarter of 2002 from reinsurance contracts as a result of the acquisition of Presidential Life Insurance Company ("Presidential"), which was completed in August 2001. These amounts were recovered as the Company corrected billing notices, reviewed lapsed policies and reinsurance charges and requested refunds of overcharges.

         Investment income decreased from $67,399 for the three months ended March 31, 2002 to $55,084 for the three months ended March 31, 2003, primarily as a result of interest rates remaining at historic lows. The low rates of interest lowered the rate of return received on the Company's investments and accelerated principal payments on its higher-return investments.

         Net losses on trading securities of $7,519 were reported for the first quarter of 2003 and compared to net gains on trading securities of $14,063 for March 31, 2002. The Company is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $18,685 for the three months ended March 31, 2002 to $3,127 for the three months ended March 31, 2003, due to the discontinuation of a contract whereby the Company performed administrative services for another company.

         Costs and Expenses. Total expenses increased 2% from $183,721 to $187,240 for the three months ended March 31, 2002 and 2003, respectively. Such increase was primarily attributable to costs associated with the acquisition of Security General Life Insurance Company ("Security General") during the first quarter of 2003. See "Liquidity and Capital Resources."

         Policy benefits decreased from $54,422 to $27,748 for the comparable periods due in part to the Presidential acquisition which impacted expenses during 2002. Policy reserves increased $21,031 for the comparable periods. Depreciation and amortization decreased from $23,697 to $22,478 for the three months ended March 31, 2002 and 2003, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company ("Great Midwest"). General expenses increased 11% from $82,077 to $90,900 as a result of costs associated with the acquisition of Security General. The acquisition of Security General, and subsequent liquidation of Great Midwest, now allows the Company to offer its products in 15 states throughout the western and southeastern United States. Great Midwest was licensed only in Texas and Oklahoma.

         Losses.  The  Company  reported a net loss for the three  months  ended
March 31, 2003 of $85,391, compared to a net loss for the three months ended March 31, 2002 of $9,834. The Company expects its marketing programs will begin to build revenues and will complement any acquisitions which the Company may be able to complete.

         The Company reported a net loss per share of $0.04 per share for the three months ended March 31, 2003, compared to a net loss of $0.01 per share for the three months ended March 31, 2002.

Liquidity and Capital Resources

         Total assets were $8,486,518 at March 31, 2003, compared to $6,643,158 at March 31, 2002, an increase of 28%. The increase was due to the acquisition and financing of Security General during the first quarter of 2003.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $7,595,743 at March 31, 2003, compared to $5,595,510 at March 31, 2002, an increase of 36%. The increase was due primarily to financing obtained to complete the acquisition of Security General.

         Total stockholders' equity was $890,775 at March 31, 2003, compared to $1,047,648 at March 31, 2002, a decrease of 15%. The decrease was attributable to the Company's operating losses.

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

         On February 14, 2003, the Company acquired Security General, an Oklahoma-domiciled life insurance company, for a net purchase price of $495,000. Security General is licensed to operate as a life insurance company in multiple states. The purpose of the acquisition was to acquire these licenses, which constituted substantially all of the assets of Security General on the closing date. As a result of the acquisition, Security General has become the Company's primary operating subsidiary. In connection therewith, the Company has obtained the necessary regulatory approval to transfer the entire block of insurance policies of Great Midwest to Security General and to thereafter liquidate the remaining assets of Great Midwest through a distribution to the Company as its sole shareholder. As of the date of this report, the insurance policies of Great Midwest have been transferred to Security General and the remaining assets of Great Midwest have been liquidated. Security General is now the sole insurance subsidiary of the Company and operates in approximately 15 states throughout the southeastern and western United States.

         Because the acquisition of Security General was structured so that the only assets to be retained by Security General were the regulatory licenses held by it, under the terms of the acquisition agreement the Company agreed to reimburse the seller for the statutory capital and surplus required to be retained by Security General. In connection with this provision, the Company obtained a three-month bridge loan in the amount of $1,500,000 to reimburse the seller for the approximately $1.5 million of statutory capital and surplus in Security General. The loan was to be repaid using proceeds from the liquidation of Great Midwest and in the event such proceeds were insufficient to repay the loan, the Company intended to sell shares of its preferred stock to pay any remaining balance of the loan. The offering of preferred stock was deferred and the Company repaid the loan in April 2003 with proceeds from the liquidation of Great Midwest and with funds in the amount of approximately $440,058, which the Company borrowed from Security General. The Company advised the Oklahoma Insurance Department during the acquisition of Security General that such transactions might occur as part of the liquidation of Great Midwest and agreed to advise the Department with the appropriate filings. Such filings were made with the Department prior to the filing of this report.

         The Company believes that the liquidity resulting from the transactions described above, together with anticipated cash from continuing operations, should be sufficient to fund its operations and to make the annual 10% dividend on the Series A Preferred Stock, for at least the next 12 months. The Company may not, however, generate sufficient cash flow for these purposes. The Company's ability to fund its operations and to make scheduled principal and interest payments will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

Item 3.  Controls and Procedures.

         The Company's principal executive officers and principal financial officers have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of
1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                              SUMMIT LIFE CORPORATION
                                              an Oklahoma corporation



Date:  May 15, 2003                           /s/Charles L. Smith
                                              -------------------
                                              Charles L. Smith
                                              President, Chief Operating Officer
                                              and Chief Financial Officer



Date:  May 15, 2003                           /s/Quinton L. Hiebert
                                              ---------------------
                                              Quinton L. Hiebert
                                              Chief Accounting Officer

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

                                           Date:  May 15, 2003


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

                                                        Date:  May 15, 2003


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

                                              Date:  May 15, 2003


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