Form 10QSB
period 2003-06-30
SUMMIT LIFE CORP
filed 2003-08-07
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2003

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of August 14, 2003 was 2,691,255.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 2003 (unaudited) and
          December 31, 2002.................................................   3

          Consolidated Statements of Operation - Three months and six
          months ended June 30, 2003 and 2002 (unaudited)...................   5

          Consolidated Statement of Stockholders' Equity - Six months
          ended June 30, 2003 (unaudited)...................................   6

          Condensed Consolidated Statement of Cash Flows - Six months
          ended June 30, 2003 and 2002 (unaudited)..........................   7

          Notes to Consolidated Financial Statements........................   8

  Item 2. Management's Discussion and Analysis or Plan of Operation.........   9

  Item 3. Controls and Procedures...........................................  12

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders...............  12

  Item 6. Exhibits and Reports on Form 8-K..................................  13

  Signatures................................................................  14


                    Summit Life Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                     ASSETS

                                                       June 30, 2003      December 31, 2002
                                                     -----------------    -----------------
                                                        (Unaudited)
INVESTMENTS
   Debt securities-held to maturity                  $            --      $         423,060
   Debt securities-available for sale                        1,028,078            1,113,919
   Equity securities-trading                                     2,441               67,655
   Equity securities-available for sale                        193,644              159,740
   Equity securities-other                                        --                 79,275
   Mortgages                                                   941,679              622,383
   Notes receivable                                            425,579              426,331
   Short-term investments                                         --                   --
   Policy loans                                                120,410              113,020
   Investment in limited                                        32,404               32,404
   partnerships
                                                     -----------------    -----------------
                                                             2,744,235            3,037,787

CASH AND CASH EQUIVALENTS                                    1,951,253            2,109,388

RECEIVABLES
   Accrued investment income                                    70,791               41,689
   Other                                                        13,213               13,305
                                                     -----------------    -----------------
                                                                84,004               54,994

PROPERTY AND EQUIPMENT-AT COST
   Building and improvements                                 1,017,140            1,017,140
   Furniture and equipment                                     120,848              120,848
   Automobiles                                                  22,015               22,015
                                                     -----------------    -----------------
                                                             1,160,003            1,160,003
         Less accumulated depreciation                        (184,880)            (153,738)
                                                     -----------------    -----------------
                                                               975,123            1,006,265
   Land                                                        321,000              321,000
                                                     -----------------    -----------------
                                                             1,296,123            1,327,265
OTHER ASSETS
   Cost in excess of net assets of businesses
     acquired, less accumulated amortization                    27,500               30,000
   Deferred policy acquisition costs                           150,760              145,960
   Value of purchased insurance business                       242,126              282,006
   Deferred income taxes                                        31,800               31,800
   Other                                                       540,458               43,750
                                                     -----------------    -----------------
                                                               992,644              533,516
                                                     -----------------    -----------------

                                                     $       7,068,259    $       7,062,950
                                                     =================    =================

The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,      December 31,
                                                                   2003            2002
                                                               ------------    ------------
                                                                (Unaudited)
LIABILITIES
   Policy reserves and policyholder funds                      $  5,849,797    $  5,777,027
   Unpaid claims                                                     12,000          10,000
   Accounts payable                                                  19,952           8,910
   Accrued liabilities                                                7,913           9,950
   Notes payable                                                    368,242         277,364
   Other liabilities                                                   --              --
                                                               ------------    ------------
                                                                  6,257,904       6,083,251


STOCKHOLDERS' EQUITY
   Common stock, $.01 par value                                      26,913          26,913
   Preferred stock, series A, $.001 par value, stated at
     liquidation value                                              500,000         500,000
   Preferred stock, series B, $1.00 par value                       350,000         350,000
   Additional paid-in capital                                     3,286,507       3,286,507
   Accumulated other comprehensive income (loss)
     Unrealized appreciation (depreciation) of available for         35,054          41,727
     sale securities
   Accumulated deficit                                           (3,388,119)     (3,225,448)

                                                               ------------    ------------
                                                                    810,355         979,699

                                                               ------------    ------------
                                                               $  7,068,259    $  7,062,950
                                                               ============    ============












The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                   --------------------------    --------------------------
                                                                       2003           2002           2003           2002
                                                                   -----------    -----------    -----------    -----------
Revenues
   Insurance premiums                                              $    70,160    $    65,833    $   128,130    $   124,404
   Reinsurance premium ceded                                            (6,960)       (14,981)       (14,227)           188
                                                                   -----------    -----------    -----------    -----------
     Net premium income                                                 63,200         50,852        113,903        124,592
   Investment activity
     Investment income                                                  66,481        282,980        121,565        350,379
     Net realized gains on sale of available for sale securities        50,353           --           50,807           --
     Net gain (loss) on trading securities                              (1,234)        13,611         (8,753)        30,174
   Other                                                                 3,007         12,524          6,134         31,209
                                                                   -----------    -----------    -----------    -----------
                                                                       181,807        359,967        283,656        536,354
Benefits, losses and expenses
   Policy benefits                                                      53,004         53,050         80,752        107,472
   Change in policy reserves                                            47,875         45,161         86,776         63,031
   Interest expense                                                      3,212             77          3,214            151
   Taxes, licenses and fees                                              1,885          3,199          9,096          8,780
   Depreciation and amortization                                        20,514         24,034         42,992         47,731
   General, administrative and other operating expenses                107,596         79,440        198,496        161,517
                                                                   -----------    -----------    -----------    -----------
                                                                       234,086        204,961        421,326        388,682
                                                                   -----------    -----------    -----------    -----------
       Earnings (Loss)
         before income taxes                                           (52,279)       155,006       (137,670)       147,672
Income tax provision                                                      --             --             --             --
                                                                   -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS)                                   $   (52,279)   $   155,006    $  (137,670)   $   147,672

Preferred Stock Dividend Requirement                                    12,500         12,500         25,000         25,000
                                                                   -----------    -----------    -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE
             TO COMMON SHARES                                      $   (64,779)   $   142,506    $  (162,670)   $   122,672
                                                                   ===========    ===========    ===========    ===========
Earnings (Loss) per common share -
   Basic and diluted                                               $     (0.02)   $      0.05    $     (0.06)   $      0.05
                                                                   ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
   basic and diluted                                                 2,691,305      2,672,305      2,691,305      2,671,827
                                                                   ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2003
                                   (Unaudited)

                                                           Common Stock           Preferred Stock "A"         Preferred Stock "B"
                                                   --------------------------  -------------------------   -------------------------

                                                                                 Shares       Liquid-        Shares        Liquid-
                                                     Shares          Par          Out-         ation          Out-          ation
                                       Total         Issued         Value       standing       Value        standing        Value
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2003          $   979,699      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000

Dividends on preferred stock            (25,000)          --            --            --            --            --            --

Comprehensive income
   Net income (loss)                   (137,670)          --            --            --            --            --            --
   Other comprehensive inc (loss)
   Unrealized gain on investments        (6,673)          --            --            --            --            --            --
                                    -----------

   Comprehensive inc. (loss)           (144,343)          --            --            --            --            --            --
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2003            $   810,356      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000
                                    ===========    ===========   ===========   ===========   ===========   ===========   ===========


                                                     Other
                                    Additional    Comprehensive
                                      Paid-in        Income      Accumulated
                                      Capital        (Loss)        Deficit
                                    -----------    -----------   -----------


Balance at January 1, 2003          $ 3,286,507    $    41,727   $(3,225,448)

Dividends on preferred stock               --             --         (25,000)

Comprehensive income
   Net income (loss)                       --             --        (137,670)
   Other comprehensive inc (loss)
   Unrealized gain on investments          --           (6,673)         --


   Comprehensive inc. (loss)               --             --            --
                                    -----------    -----------   -----------

Balance at June 30, 2003            $ 3,286,507    $    35,054   $(3,388,118)
                                    ===========    ===========   ===========


                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              2003           2002
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $    68,122    $   187,388

Net cash provided by (used in) investing activities            209,138         85,047

Net cash provided by (used in) financing activities           (435,395)        38,443

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                (158,135)       310,878

Cash and cash equivalents at the beginning of the period     2,109,388      1,661,410
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,951,253    $ 1,972,288
                                                           ===========    ===========



























The accompanying notes are an integral part of these interim financial statements

                    Summit Life Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

         Three Months Ended June 30, 2003 Compared to Three Months ended June 30, 2002

         Revenue. Total revenues decreased from $359,967 to $181,807 for the three months ended June 30, 2002 and June 30, 2003, respectively. Revenue figures for the 2002 period included the sale of a communications tower lease for $211,000. Revenues attributable to life insurance increased 24% from $50,852 to $63,200 for the three months ended June 30, 2003, compared to the same period ended June 30, 2002. The increase was due primarily to marketing efforts by the Company.

         Investment income decreased from $282,980 for the three months ended June 30, 2002 to $66,481 for the three months ended June 30, 2003, primarily as a result of the sale of a communications tower lease for $211,000 in 2002.

         The Company reported net gains on the sale of available for sale securities of $50,353 for the three months ended June 30, 2003 compared to $0 for the three months ended June 30, 2002. Management sold appreciated securities during the quarter. The Company reported net losses on trading securities of $1,234 for the three months ended June 30, 2003 compared to net gains on trading securities of $13,611 for the three months ended June 30, 2002. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $12,524 for the three months ended June 30, 2002 to $3,007 for the three months ended June 30, 2003. The decrease was due to the discontinuation of a contract whereby the Company performed administrative services for another company.

         Costs and Expenses. Total expenses increased 14% from $204,961 to $234,086 for the three months ended June 30, 2002 and 2003, respectively. The increase was attributable to general expenses associated with the acquisition of Security General Life Insurance Company ("Security General") during the first quarter of 2003. See "Liquidity and Capital Resources."

         Policy benefits were $53,050 and $53,004 for the comparable periods. Policy reserves increased $2,714 for the comparable periods. Depreciation and amortization decreased from $24,034 to $20,514 for the three months ended June 30, 2002 and 2003, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company ("Great Midwest"). General expenses increased from $79,440 to $107,596 for the comparable periods due to costs associated with the acquisition of Security General.

         Income/Loss. The Company reported a net loss for the three months ended June 30, 2003 of $52,279, compared to a net gain for the three months ended June 30, 2002 of $155,006, primarily as a result of the sale of a communications tower lease for $211,000 in 2002. The Company reported a net loss per share of $0.02 per share for the three months ended June 30, 2003, compared to a net gain of $0.05 per share for the three months ended June 30, 2002.

         Six Months  Ended June 30, 2003  Compared to Six Months  ended June 30,
2002

         Revenue. Total revenues decreased from $536,354 to $283,656 for the six months ended June 30, 2002 and June 30, 2003, respectively. Revenue figures for the 2002 period included the sale of a communications tower lease for $211,000. Revenues attributable to life insurance decreased 9% from $124,592 to $113,903 for the six months ended June 30, 2003, compared to the same period ended June 30, 2002. Revenue figures for the 2002 period included recoveries made on reinsurance contracts relating to the acquisition of Presidential Life Insurance Company ("Presidential Life") in August 2001.

         Investment income decreased from $350,379 for the six months ended June 30, 2002 to $121,565 for the six months ended June 30, 2003, primarily as a result of the sale of a communications tower lease for $211,000 in 2002.

         The Company reported net gains on the sale of available for sale securities of $50,807 for the six months ended June 30, 2003 compared to $0 for the six months ended June 30, 2002. Management sold appreciated securities during the second quarter of 2003. Net losses on trading securities of $8,753 were reported for the period ended June 30, 2003 compared to gains on trading securities of $30,174 for the period ended June 30, 2002. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $31,209 for the six months ended June 30, 2002 to $6,134 for the six months ended June 30, 2003. The decrease was due to the discontinuation of a contract whereby the Company performed administrative services for another company.

         Costs and Expenses. Total expenses increased 8% from $388,682 to $421,326 for the six months ended June 30, 2002 and 2003, respectively. The increase was attributable to general expenses associated with the acquisition of Security General.

         Policy  benefits  decreased from $107,472 to $80,752 for the comparable
periods.   Policy  reserves  increased  $23,745  for  the  comparable   periods.

Depreciation and amortization decreased from $47,731 to $42,992 for the six months ended June 30, 2002 and 2003, respectively, as the Company continued to amortize the block of business acquired with Great Midwest. General expenses increased 23% from $161,517 to $198,496 for the comparable periods due to costs associated with the acquisition of Security General.

         Net Gain/Loss. The Company reported a net loss for the six months ended June 30, 2003 of $137,670, compared to a net gain for the six months ended June 30, 2002 of $147,672, primarily as a result of the sale of a communications tower lease for $211,000 in 2002. The Company reported a net loss per share of $0.06 per share for the six months ended June 30, 2003, compared to a net gain of $0.05 per share for the six months ended June 30, 2002.

Liquidity and Capital Resources

         Total assets were $7,068,259 at June 30, 2003, compared to $6,866,247 at June 30, 2002, an increase of 3%. The increase was due to the acquisition of Security General.

         Total liabilities (primarily insurance reserves for future policyholder benefits) were $6,257,904 at June 30, 2003, compared to $5,630,283 at June 30, 2002, an increase of 11%. The increase was due primarily to acquisition of business from Presidential Life in the last half of 2002.

         Total stockholders' equity was $810,355 at June 30, 2003, compared to $1,235,964 at June 30, 2002, a decrease of 34%. The decrease was attributable to the Company's operating losses.

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

         On February 14, 2003, the Company acquired Security General, an Oklahoma-domiciled life insurance company, for a net purchase price of $495,000. Security General is licensed to operate as a life insurance company in multiple states. The purpose of the acquisition was to acquire these licenses, which constituted substantially all of the assets of Security General on the closing date. As a result of the acquisition, Security General has become the Company's primary operating subsidiary. In connection therewith, the Company obtained the necessary regulatory approval to transfer the entire block of insurance policies of Great Midwest to Security General and to thereafter liquidate the remaining assets of Great Midwest through a distribution to the Company as its sole shareholder. As of the date of this report, the insurance policies of Great Midwest have been transferred to Security General and the remaining assets of Great Midwest have been liquidated. Security General is now the sole insurance subsidiary of the Company and operates in approximately 15 states throughout the southeastern and western United States.

         Because the acquisition of Security General was structured so that the only assets to be retained by Security General were the regulatory licenses held by it, under the terms of the acquisition agreement the Company agreed to reimburse the seller for the statutory capital and surplus required to be retained by Security General. In connection with this provision, the Company obtained a three-month bridge loan in the amount of $1,500,000 to reimburse the seller for the approximately $1.5 million of statutory capital and surplus in Security General. The Company repaid the loan in April 2003 with proceeds from the liquidation of Great Midwest and with funds in the amount of approximately $440,058, which the Company borrowed from Security General. The Company advised the Oklahoma Insurance Department during the acquisition of Security General that such transactions might occur as part of the liquidation of Great Midwest and agreed to advise the Department with the appropriate filings, which have been made.

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

Item 4.  Submission of Matters to Vote of Security Holders

         The Company held its annual stockholders' meeting on June 24, 2003. Two proposals were voted on by the Company's stockholders: 1) election of directors, and 2) ratification of the appointment of Gary Skibicki, CPA, PC, as independent auditor. All proposals were approved by a majority of the votes cast at the meeting as follows:

         (a)      One director was elected to serve a three-year term.

                  Gary L. Ellis was elected as a Class 3 director for a term expiring at the 2006 annual meeting:

                  Gary L. Ellis:

                  2,345,638 shares voted in favor
                  993 shares voted against

                  James L. Smith and M. Dean Brown, Class 2 directors with terms expiring at the 2004 annual meeting; and Charles L. Smith and Thomas D. Sanders, Class 1 directors with terms expiring at the 2005 annual meeting, were not up for reelection and continued on as directors.

         (b) Ratification of the appointment of Gary Skibicki, CPA, PC, as independent auditor:

                  2,255,689 shares voted in favor
                  90,942   shares  voted   against   (including   90,713  shares
                  abstaining, which have the same effect as votes against)

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

    31.1* Certification of Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

    31.2* Certification of Chief Accounting Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

    31.3* Certification of Chief Executive Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

    32.1* Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.

    32.2* Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

    32.3* Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.

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


                                           SUMMIT LIFE CORPORATION
                                           an Oklahoma corporation



Date:  August 5, 2003                      /s/Charles L. Smith
                                           -------------------------------------
                                           Charles L. Smith
                                           President and Chief Operating Officer



Date:  August 5, 2003                      /s/Quinton L. Hiebert
                                           -------------------------------------
                                           Quinton L. Hiebert
                                           Chief Accounting Officer

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

    31.1* Certification of Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

    31.2* Certification of Chief Accounting Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

    31.3* Certification of Chief Executive Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

    32.1* Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.

    32.2* Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

    32.3* Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.

         *        Filed herewith.