Form 10QSB
period 2003-09-30
SUMMIT LIFE CORP
filed 2003-11-14
CIK 924963

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2003

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________.



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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, as of November 14, 2003 was 2,691,305.

Transitional Small Business Disclosure Format (check one): Yes         No X
                                                              ---        ---

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page

PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - September 30, 2003 (unaudited) and
             December 31, 2002..............................................   3

             Consolidated Statements of Operation - Three months and nine
             months ended September 30, 2003 and 2002 (unaudited)...........   5

             Consolidated Statement of Stockholders' Equity - Nine months
             ended September 30, 2003 (unaudited)...........................   6

             Condensed Consolidated Statement of Cash Flows - Nine months
             ended September 30, 2003 and 2002 (unaudited)..................   7

             Notes to Consolidated Financial Statements.....................   8

     Item 2. Management's Discussion and Analysis or Plan of Operation......   9

PART II.     OTHER INFORMATION

     Item 3. Controls and Procedures........................................  12

     Item 5. Other Information..............................................  12

     Item 6. Exhibits and Reports on Form 8-K...............................  13

     Signatures.............................................................  14


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                                     ASSETS

                                                       September 30, 2003     December 31, 2002
                                                       ------------------    ------------------
                                                           (Unaudited)
INVESTMENTS
      Debt securities-held to maturity                 $             --      $          423,060
      Debt securities-available for sale                        1,365,950             1,113,919
      Equity securities-trading                                      --                  67,655
      Equity securities-available for sale                        209,900               159,740
      Equity securities-other                                        --                  79,275
      Mortgages                                                 1,189,483               622,383
      Notes receivable                                            425,580               426,331
      Short-term investments                                         --                    --
      Policy loans                                                119,934               113,020
      Investment in limited                                        32,404                32,404
      partnerships

                                                       ------------------    ------------------
                                                                3,343,251             3,037,787

CASH AND CASH EQUIVALENTS                                       1,347,587             2,109,388

RECEIVABLES
      Accrued investment income                                    63,810                41,689
      Other                                                        13,055                13,305
                                                       ------------------    ------------------
                                                                   76,865                54,994

PROPERTY AND EQUIPMENT-AT COST
      Building and improvements                                 1,017,140             1,017,140
      Furniture and equipment                                     120,848               120,848
      Automobiles                                                  22,015                22,015
                                                       ------------------    ------------------
                                                                1,160,003             1,160,003
             Less accumulated depreciation                       (202,428)             (153,738)
                                                       ------------------    ------------------
                                                                  957,575             1,006,265
      Land                                                        321,000               321,000
                                                       ------------------    ------------------
                                                                1,278,575             1,327,265
OTHER ASSETS
      Cost in excess of net assets of businesses
             acquired, less accumulated amortization               26,250                30,000
      Deferred policy acquisition costs                           153,160               145,960
      Value of purchased insurance business                       222,186               282,006
      Deferred income taxes                                          --                  31,800
      Other                                                       540,610                43,750
                                                       ------------------    ------------------
                                                                  942,206               533,516
                                                       ------------------    ------------------

                                                       $        6,988,484    $        7,062,950
                                                       ==================    ==================

The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries


                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,     December 31,
                                                                     2003             2002
                                                                -------------    -------------
                                                                 (Unaudited)

LIABILITIES
      Policy reserves and policyholder funds                    $   5,855,886    $   5,777,027
      Unpaid claims                                                    16,000           10,000
      Accounts payable                                                 21,795            8,910
      Accrued liabilities                                               8,781            9,950
      Notes payable                                                   385,242          277,364
      Other liabilities                                                  --               --
                                                                -------------    -------------
                                                                    6,287,704        6,083,251


STOCKHOLDERS' EQUITY
      Common stock, $.01 par value, value-authorized,
        5,000,000; issued 2,691,305 at September 30, 2002              26,913           26,913
        and September 30, 2003
      Preferred stock, series A, $.001 par value- authorized,
        issued, and outstanding, 5,000 shares,
        stated at liquidation value                                   500,000          500,000
      Preferred stock, series B, $1.00 par value
        authorized, 1,000,000 shares;
        issued and outstanding, 350,000 shares,
        stated at liquidation value                                   350,000          350,000
      Additional paid-in capital                                    3,286,507        3,286,507
      Accumulated other comprehensive income (loss)
          Unrealized appreciation (depreciation) of available          48,759           41,727
          for sale securities
      Accumulated deficit                                          (3,511,399)      (3,225,448)
                                                                -------------    -------------
                                                                      700,780          979,699

                                                                -------------    -------------
                                                                $   6,988,484    $   7,062,950
                                                                =============    =============








The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                        --------------------------    --------------------------
                                                                            2003           2002           2003           2002
                                                                        -----------    -----------    -----------    -----------
Revenues
      Insurance premiums                                                $   114,690    $    24,284    $   242,820    $   248,688
      Reinsurance premium ceded                                             (13,427)       (20,106)       (27,654)       (19,918)
                                                                        -----------    -----------    -----------    -----------
          Net premium income                                                101,263        104,178        215,166        228,770
      Investment activity
          Investment income                                                  32,491         64,813        154,056        415,192
          Net realized gains on sale of available for sale securities        (1,242)          --           39,912          2,500
          Net loss on revaluation of held to maturity security                 --          (35,411)          --          (35,411)
          Net gain (loss) on trading securities                               1,299        (32,651)         1,741         (4,977)
      Other                                                                   5,338         15,107         11,472         46,316
                                                                        -----------    -----------    -----------    -----------
                                                                            139,149        116,036        422,347        652,390
Benefits, losses and expenses
      Policy benefits                                                        54,411         29,482        135,163        136,954
      Change in policy reserves                                              93,614         85,216        180,390        148,247
      Interest expense                                                         --               97          3,214            248
      Taxes, licenses and fees                                               (3,121)         5,719          5,975         14,499
      Depreciation and amortization                                          20,516         24,992         63,508         72,723
      General, administrative and other operating expenses                   64,751         87,942        263,247        249,459
                                                                        -----------    -----------    -----------    -----------
                                                                            230,171        233,448        651,497        622,130
                                                                        -----------    -----------    -----------    -----------
             Earnings (Loss)
               before income taxes                                          (91,022)      (117,412)      (229,150)        30,260
Income tax provision                                                         31,800           --           31,800           --
                                                                        -----------    -----------    -----------    -----------

                       NET EARNINGS (LOSS)                              $  (122,822)   $  (117,412)   $  (260,950)   $    30,260
Preferred Stock Dividend Requirement                                         12,500         12,500         37,500         37,500
                                                                                       -----------    -----------    -----------

             NET EARNINGS (LOSS) APPLICABLE
             TO COMMON SHARES                                           $  (135,322)   $  (129,912)   $  (298,450)   $    (7,240)
                                                                        ===========    ===========    ===========    ===========

Earnings (Loss) per common share -
               Basic and diluted
                                                                        $     (0.05)   $     (0.05)   $     (0.11)   $     (0.00)
                                                                        ===========    ===========    ===========    ===========

Weighted average outstanding common shares,
      basic and diluted                                                   2,691,305      2,691,305      2,691,305      2,678,226
                                                                        ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these interim financial statements


                    Summit Life Corporation and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2003
                                   (Unaudited)

                                                           Common Stock           Preferred Stock "A"         Preferred Stock "B"
                                                   --------------------------  -------------------------   -------------------------

                                                                                 Shares       Liquid-        Shares        Liquid-
                                                     Shares          Par          Out-         ation          Out-          ation
                                       Total         Issued         Value       standing       Value        standing        Value
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2003          $   979,699      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000

Dividends on preferred stock            (25,000)          --            --            --            --            --            --

Comprehensive income
   Net income (loss)                   (260,951)          --            --            --            --            --            --
   Other comprehensive inc. (loss)
   Unrealized gain on investments         7,032           --            --            --            --            --            --
   Comprehensive inc. (loss)           (253,919)          --            --            --            --            --            --
                                    -----------    -----------   -----------   -----------   -----------   -----------   -----------

Balance at September 30, 2003       $   700,780      2,691,305   $    26,913         5,000   $   500,000       350,000   $   350,000
                                    ===========    ===========   ===========   ===========   ===========   ===========   ===========

                                                     Other
                                    Additional    Comprehensive
                                      Paid-in        Income      Accumulated
                                      Capital        (Loss)        Deficit
                                    -----------    -----------   -----------

Balance at January 1, 2003          $ 3,286,507   $    41,727   $(3,225,448)

Dividends on preferred stock               --            --         (25,000)

Comprehensive income
   Net income (loss)                       --            --        (260,951)
   Other comprehensive inc. (loss)
   Unrealized gain on investments          --           7,032          --
   Comprehensive inc. (loss)               --            --            --
                                    -----------   -----------   -----------

Balance at September 30, 2003       $ 3,286,507   $    48,759   $(3,511,399)
                                    ===========   ===========   ===========



                    Summit Life Corporation and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                           --------------------------
                                                              2003           2002
                                                           -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by (used in) operating activities        $    25,681    $   160,674

Net cash provided by (used in) investing activities           (369,087)       (87,997)

Net cash provided by (used in) financing activities           (418,395)       204,344

                                                           -----------    -----------
       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                (761,801)       277,021

Cash and cash equivalents at the beginning of the period     2,109,388      1,661,410
                                                           -----------    -----------

Cash and cash equivalents at the end of the period         $ 1,347,587    $ 1,938,431
                                                           ===========    ===========



























The accompanying notes are an integral part of these interim financial statements

Summit Life Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated annual financial statements and footnotes thereto for the year ended December 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of Management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include the risks inherent generally in the insurance industry, the impact of competition and product pricing, changing market conditions, the risks disclosed in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2002 under "ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," as well as the risks disclosed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

General

         The Company's primary focus is its life insurance operations.

Results of Operations

         Three Months Ended September 30, 2003 Compared to Three Months ended September 30, 2002

         Revenue. Total revenues increased 20% from $116,036 to $139,149 for the three months ended September 30, 2002 and September 30, 2003, respectively. Revenues attributable to life insurance decreased slightly from $104,178 to $101,263 for the three months ended September 30, 2003, compared to the same period ended September 30, 2002. The decrease was due primarily to agent contests sponsored by the Company during 2002.

         Investment income decreased from $64,813 for the three months ended September 30, 2002 to $32,491 for the three months ended September 30, 2003, primarily as a result of historically low interest rates.

         The Company reported net losses on the sale of available for sale securities of $1,242 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. The Company had no loss on revaluation of securities for the period compared to a loss of $35,411 that was recorded for the three months ended September 30, 2002. Net gains on trading securities of $1,299 for the three months ended September 30, 2003 compared to net losses on trading securities of $32,651 for the three months ended September 30, 2002. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $15,107 for the three months ended September 30, 2002 to $5,338 for the three months ended September 30, 2003. The decrease was due to the discontinuation of a contract whereby the Company performed administrative services for another company.

         Costs and Expenses. Total expenses decreased slightly from $233,448 to $230,171 for the three months ended September 30, 2002 and 2003, respectively. The decrease was attributable to the recovery of tax refunds due to Security General Life Insurance Company.

         Policy benefits were $54,411 and $29,482 for the three months ended September 30, 2003 and 2002, respectively. Policy reserves increased $8,398 from the comparable three-month period in 2002. Depreciation and amortization decreased from $24,992 to $20,516 for the three months ended September 30, 2002 and 2003, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses decreased 26% from $87,942 to $64,751 for the comparable periods due to reduction of salary expenses.

         Income/Loss. The Company reported a net loss for the three months ended September 30, 2003 of $122,822, compared to a net loss for the three months ended September 30, 2002 of $117,412. Although revenues for the quarter ended September 30, 2003 were higher than the comparable 2002 period, the Company wrote off the deferred tax asset of $31,800 in the third quarter of 2003, resulting in a higher net loss. The Company reported a net loss per share of $0.05 per share for the three months ended September 30, 2003, unchanged from the comparable period in 2002.

         Nine Months Ended September 30, 2003 Compared to Nine Months ended September 30, 2002

         Revenue. Total revenues decreased from $652,390 to $422,347 for the nine months ended September 30, 2002 and September 30, 2003, respectively. Revenues attributable to life insurance decreased from $228,770 to $215,166 for the nine months ended September 30, 2003, compared to the same period ended September 30, 2002. The decrease in premium income was due primarily to recoveries made on reinsurance contracts during 2002 relating to the acquisition of Presidential Life Insurance Company.

         Investment income decreased from $415,192 for the nine months ended September 30, 2002 to $154,056 for the nine months ended September 30, 2003, primarily as a result of the sale of a communications tower lease for $211,000 in 2002, as well as historically low interest rates.

         The Company reported net gains on the sale of available for sale securities of $39,912 for the nine months ended September 30, 2003 compared to $2,500 for the nine months ended September 30, 2002. The Company had no loss on revaluation of securities for the period compared to a loss of $35,411 that was recorded for the nine months ended September 30, 2002. Net gains on trading securities of $1,741 were reported for the period ended September 30, 2003 compared to losses on trading securities of $4,977 for the period ended September 30, 2002. The Company began trading securities in the fourth quarter of 2000 and is required to report unrealized gains and losses in operations. The realized gain or loss for each trading security may differ materially depending on the date of sale, the underlying performance of the represented company and other market conditions.

         Other income decreased from $46,316 for the nine months ended September 30, 2002 to $11,472 for the nine months ended September 30, 2003. The decrease was due to the discontinuation of a contract whereby the Company performed administrative services for another company.

         Costs and Expenses. Total expenses increased from $622,130 to $651,497 for the nine months ended September 30, 2002 and 2003, respectively. The increase was attributable to general expenses associated with the acquisition of Security General Life Insurance Company.

         Policy benefits decreased slightly from $136,954 to $135,163 for the comparable periods. Policy reserves increased $32,143 for the comparable periods. Depreciation and amortization decreased from $72,723 to $63,508 for the nine months ended September 30, 2002 and 2003, respectively, as the Company continued to amortize the block of business acquired with Great Midwest Life Insurance Company. General expenses increased from $249,459 to $263,247 for the comparable periods due to costs associated with the acquisition of Security General Life Insurance Company.

         Net Gain/Loss. The Company reported a net loss for the nine months ended September 30, 2003 of $260,950, compared to a net gain for the nine months ended September 30, 2002 of $30,260. The Company reported a net loss per share of $0.11 per share for the nine months ended September 30, 2003, compared to a net loss of less than $0.01 per share for the nine months ended September 30, 2002.

Liquidity and Capital Resources

         Total stockholders' equity was $700,780 at September 30, 2003, compared to $979,699 at December 31, 2002, a decrease of approximately 28%. The decrease was attributable to the Company's operating losses for the nine months ended September 30, 2003.

         A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals, as the principal requirements for liquidity in connection with the Company's operations are its contractual obligations to policyholders and annuitants. The Company's contractual obligations include payments of surrender benefits, contract withdrawals, policy loans and claims under outstanding insurance policies and annuities. Payment of surrender benefits is a function of "persistency," which is the extent to which insurance policies are maintained by the policyholder. Policyholders sometimes do not pay premiums, thus causing their policies to lapse, or policyholders may choose to surrender their policies for their cash surrender value. If actual experience of a policy or block of policies is different from the initial or acquisition date assumptions, a gain or loss could result. Depending on the nature of the underlying policy, a lapse or surrender may result in surrender charge revenue or surrender benefit expense. Such amounts may be less than, or greater than, unamortized acquisition expenses and/or the related policy reserves; accordingly, current period earnings may either increase or decrease. Additionally, policy lapses and surrenders may result in lost future revenues and profits associated with those policies that are lapsed or surrendered.

         The Company's wholly owned subsidiary, Security General Life Insurance Company, operates in 35 states, all of which have minimum capital and surplus requirements for insurance companies. At September 30, 2003, the Company's subsidiary met the capital and surplus requirements for all states in which it does business. However, continuing losses could force the Company to contribute additional capital to its subsidiary, or, alternatively, cease operations in states in which it no longer met the minimum capital and surplus requirements.

         The Company currently funds most of its activity directly from cash flow from operations and cash flow from investment and financing activities, which includes deposits to policyholders' account balances. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

         On March 31, 2001, a principal shareholder and director of the Company entered into an agreement with the Company to provide the Company with an unsecured revolving line of credit in the aggregate amount of $500,000 (the "Revolving Line of Credit"). The Revolving Line of Credit, which bears no interest, is due and payable upon demand by the creditor. The Revolving Line of Credit replaced the Company's bank line of credit, which was repaid in its entirety with borrowings under the Revolving Line of Credit, and has been and will be utilized as necessary to fund the Company's operations if other sources of funding are not available. As of September 30, 2003, the Company has been advanced approximately $363,000 under the Revolving Line of Credit.

         The Company has made and intends to make substantial expenditures in connection with its subsidiary's acquisition and marketing programs. Historically, the Company has funded these expenditures from existing cash flow.

         On August 15, 2003, the board of directors and the controlling stockholders of the Company approved a proposal to effect a one-for-100 reverse stock split of the Company's common stock. Because the holders of a majority of the outstanding common stock of the Company voted by written consent in favor of such action, no further action by the Company's stockholders is required, and the reverse stock split will be effected approximately 20 days after the mailing of a definitive information statement to the holders of its common shares, describing the action to be taken. As of the date of this report, the definitive information statement had not yet been mailed or otherwise distributed, pending review of the preliminary information statement filed with the Securities and Exchange Commission. If the reverse stock split is consummated in accordance with the terms described in the preliminary information statement, holders of the Company's outstanding common stock will receive one share of common stock for each 100 shares held by them immediately prior to the reverse stock split and will receive cash in lieu of any fractional shares to which they would otherwise be entitled. The cash payment for such fractional shares will be equal to $.50 per pre-split share. The Company expects to pay approximately $14,207 for fractional shares in connection with the reverse stock split. Additionally, the Company will pay all of the expenses related to the reverse stock split, estimated to be $20,000. Funds required to implement the reverse stock split are expected to be derived from existing cash flow.

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

PART II.  OTHER INFORMATION

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

Item 5.  Other Information

         The Company intends to terminate the registration of its common stock under the Section 12(g) of the Securities Exchange Act of 1934, by reducing the number of its stockholders below 500. The Company intends to accomplish this by effecting a one-for-100 reverse stock split, and "cashing-out" the holders of fractional shares resulting from the reverse split. If the reverse stock split is consummated in accordance with the terms described in the preliminary information statement, holders of the Company's outstanding common stock will receive one share of common stock for each 100 shares held by them immediately prior to the reverse stock split and will receive, in lieu of any fractional shares to which they would otherwise be entitled, a cash payment for such fractional shares equal to $.50 per pre-split share.

         Because the holders of a majority of the outstanding common stock of the Company voted by written consent in favor of such action, no further action by the Company's stockholders is required, and the reverse stock split will be effected approximately 20 days after the mailing of a definitive information statement to the holders of its common shares, describing the action to be taken. As of the date of this report, the definitive information statement had not yet been mailed or otherwise distributed, pending review of the preliminary information statement filed with the Securities and Exchange Commission.

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

    31.1* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.3* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                           SUMMIT LIFE CORPORATION
                                           an Oklahoma corporation



Date:  November 14, 2003                   /s/Charles L. Smith
                                           -------------------------------------
                                           Charles L. Smith
                                           President and Chief Operating Officer



Date:  November 14, 2003                   /s/Quinton L. Hiebert
                                           -------------------------------------
                                               Quinton L. Hiebert
                                           Chief Accounting Officer

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

    31.1* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.3* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1* Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.

    32.2* Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

    32.3* Certification of Periodic Financial Report by Chief Accounting Officer Pursuant to 18 U.S.C.ss. 1350.

        *         Filed herewith.